Form 10-Q
period 1996-03-31
CATSKILL FINANCIAL CORP
filed 1996-05-10
CIK 1005512

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        ---------------------------------

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ---------    -------------
                         Commission File Number 0-27650

                         CATSKILL FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                           14-1788465
- ----------------------------                            ----------------
(State or other jurisdiction                            (I.R.S. Employer
    of incorporation or                                  Identification
       organization)                                         Number)

341 Main Street, Catskill, New York                         12414-1450
- ----------------------------------------                 ---------------
(Address of principal executive officer)                    (Zip Code)

Registrant's telephone number, including area code: (518) 943-3600
                                                    ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [    ]     No  [ X ]

         As of March 31, 1996, there were no shares of the Registrant's common stock issued and outstanding.

                         CATSKILL FINANCIAL CORPORATION



                                      INDEX


                                                                      Page
                                                                     Number
                                                                    --------


PART I.           FINANCIAL INFORMATION

                  Item 1.                                              1

                  Item 2.                                              1


PART II.          OTHER INFORMATION                                    2

                  SIGNATURES                                           3

                          PART I. FINANCIAL INFORMATION


         Catskill Financial Corporation (the "Holding Company") was incorporated under the laws of the State of Delaware for the purpose of becoming the savings and loan holding company of Catskill Savings Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"), pursuant to its Plan of Conversion. The Plan of Conversion was approved by the Bank's members at a special meeting held on April 1, 1996. The consummation of the Conversion was subject to, among other things, the sale of the minimum number of shares offered and compliance with the conversion approval letter of the Office of Thrift Supervision. The Holding Company commenced a Subscription Offering of its shares of common stock on February 12, 1996, in connection with the Conversion. The Subscription Offering period closed on March 27, 1996. The Conversion was consummated on April 18, 1996 and 5,686,750 shares of common stock of the Holding Company were issued at a purchase price of $10.00 per share.

         At March 31, 1996, the Holding Company had no material liabilities and had not conducted any material operations.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CATSKILL FINANCIAL CORPORATION



Date:                                    /s/  Wilbur J. Cross
                                         --------------------------------
                                         Wilbur J. Cross
                                         Chairman of the Board, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)





Date:                                    /s/  William J. Moore
                                         --------------------------------
                                         William J. Moore
                                         Vice President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)