Form 10-Q
period 1996-06-30
CATSKILL FINANCIAL CORP
filed 1996-08-14
CIK 1005512

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from __________ to __________

                           Commission File No. 0-27650


                         CATSKILL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



         DELAWARE                                     14-1788465
- -------------------------------         ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


                       341 MAIN STREET, CATSKILL, NY 12414
                    ----------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (518)943-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__    No_____

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Shares, $.01 par value                        5,686,750
- -----------------------------                ----------------------------
       (Title of class)                     (outstanding at July 31, 1996)

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1996

INDEX

Part I   FINANCIAL INFORMATION                                             Page
- -----

Item 1.  Financial Statements..............................................  1

         Consolidated Statements of Income for the Three
         months ended June 30, 1996 and 1995 (Unaudited)...................  2

         Consolidated Statements of Income for the Nine
         months ended June 30, 1996 and 1995 (Unaudited)...................  3

         Consolidated Statements of Financial Condition as
         of June 30, 1996 (Unaudited) and September 30, 1995...............  4

         Consolidated Statements of Changes in Shareholders' Equity
         for the Nine months ended June 30, 1996 and 1995 (Unaudited)......  5

         Consolidated Statements of Cash Flows for the Nine
         months ended June 30, 1996 and 1995 (Unaudited)...................  6

         Notes to unaudited consolidated interim financial statements......  7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations..................  9

Part II   OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 18

         Signatures........................................................ 19

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q

                                  JUNE 30,1996



- --------------------------------------------------------------------------------



                         PART I - FINANCIAL INFORMATION


Item 1.           Financial Statements

Catskill Financial Corporation (the "Company") was formed in December of 1995 for the purpose of acquiring all of the common stock of Catskill Savings Bank (the "Bank"), concurrent with its conversion from mutual to stock form of ownership. Catskill Financial Corporation completed its initial public stock offering of 5,686,750 shares of $.01 par value common stock on April 18, 1996. Net proceeds to the Company were $54.9 million. The Company utilized approximately one half of the net stock sale proceeds to acquire all of the common stock issued by the Bank. For additional discussion of the Company's formation and intended operations, see the Form S-1 Registration Statement (No. 33-81019) filed with the Securities and Exchange Commission.

The financial statements presented in this form 10-Q reflect the consolidated financial condition and results of operations of the Company and its subsidiary for periods subsequent to April 18, 1996. Financial statements presented for periods prior to April 18, 1996 are for the Bank prior to its acquisition by the Company.

                         CATSKILL FINANCIAL CORPORATION
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                         -----------------------------
                                                                         1996                     1995
                                                                         ----                     ----
                                                                                  (Unaudited)
Interest and dividend income:
     Loans                                                        $        2,446           $        2,418
     Investment securities                                                 1,027                    1,228
     Federal Funds sold                                                    1,478                      270
     Stock in Federal Home Loan Bank of NY                                    23                        -
                                                                   -------------            -------------
          Total interest and dividend income                               4,974                    3,916

Interest expense
     Deposits                                                              2,459                    2,063
                                                                   -------------            -------------
          Net interest income                                              2,515                    1,853

Provision for loan losses                                                     45                       45
                                                                   -------------            -------------
     Net interest income after provision
     for loan losses                                                       2,470                    1,808
                                                                   -------------            -------------

Noninterest income:
     Recovery of Nationar loss contingency                                   560                        -
     Service fees on deposit accounts                                         55                       35
     Net securities gains (losses)                                             3                      (47)
     Other income                                                             52                       32
                                                                   -------------            -------------
          Total noninterest income                                           670                       20
                                                                   -------------            -------------

Noninterest expense:
     Salaries and employee benefits                                          571                      527
     Advertising and business promotion                                       22                      113
     Net occupancy on premises                                                63                       60
     Federal deposit insurance premiums                                        1                      114
     Postage and supplies                                                     33                       54
     Outside data processing fees                                             82                       74
     Professional fees                                                       104                       29
     Other real estate expenses, net                                         150                        8
     Other                                                                   180                      155
                                                                   -------------            -------------
          Total noninterest expense                                        1,206                    1,134
                                                                   -------------            -------------
          Income before taxes                                              1,934                      694
Income tax expense                                                           795                      275
                                                                   -------------            -------------
          Net income                                              $        1,139           $          419
                                                                  ==============           ==============
Earnings per share                                                $          .22           $          N/A
                                                                  ==============           ==============

Weighted Average Common Shares                                         4,254,439                      N/A
                                                                  --------------           --------------

            See accompanying notes to unaudited consolidated interim
                             financial statements.

                         CATSKILL FINANCIAL CORPORATION
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                                 NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                           -----------------------------
                                                                           1996                     1995
                                                                           ----                     ----
                                                                                    (Unaudited)
Interest and dividend income:
     Loans                                                        $        7,333         $          7,266
     Investment securities                                                 2,963                    3,549
     Federal Funds sold                                                    2,654                      739
     Stock in Federal Home Loan Bank of NY                                    23                        -
                                                                   -------------            -------------
          Total interest and dividend income                              12,973                   11,554

Interest expense
     Deposits                                                              6,860                    5,824
                                                                   -------------            -------------
          Net interest income                                              6,113                    5,730

Provision for loan losses                                                    120                      210
                                                                   -------------            -------------
     Net interest income after provision
     for loan losses                                                       5,993                    5,520
                                                                   -------------            -------------

Noninterest income:
     Recovery of Nationar loss contingency                                   560                        -
     Service fees on deposit accounts                                        163                       90
     Net securities gains (losses)                                            34                      (47)
     Other income                                                            168                      129
                                                                   -------------            -------------
          Total noninterest income                                           925                      172
                                                                   -------------            -------------
Noninterest expense:
     Salaries and employee benefits                                        1,658                    1,441
     Advertising and business promotion                                      100                      264
     Net occupancy on premises                                               190                      179
     Federal deposit insurance premiums                                       22                      344
     Postage and supplies                                                    116                      136
     Outside data processing fees                                            246                      177
     Professional fees                                                       153                       65
     Other real estate expenses, net                                         205                        8
     Other                                                                   479                      451
                                                                   -------------            -------------
          Total noninterest expense                                        3,169                    3,065
                                                                   -------------            -------------
          Income before taxes                                              3,749                    2,627
Income tax expense                                                         1,496                    1,049
                                                                   -------------            -------------
          Net income                                             $         2,253           $        1,578
                                                                 ===============           ==============
Earnings per share                                               $           N/A           $          N/A
                                                                 ===============           ==============

Weighted Average Common Shares                                               N/A                      N/A
                                                                 ---------------           --------------

            See accompanying notes to unaudited consolidated interim
                             financial statements.

                         CATSKILL FINANCIAL CORPORATION
                 Consolidated Statements of Financial Condition
                                 (In Thousands)


                              Assets                                            June 30,1996           September 30, 1995
                              ------                                            ------------           ------------------
                                                                                (Unaudited)
Cash and due from banks                                                       $        6,069            $        3,364
Federal funds sold                                                                    60,800                    34,700
                                                                              --------------            --------------
               Cash and cash equivalents                                              66,869                    38,064
Securities available for sale, at fair value                                          68,549
Investment securities, at amortized cost:
     (Approximate fair market value of $24,785 at June
       30, 1996 and $67,128 at  September 30, 1995)                                   24,072                    67,090
Investment required by law, stock in Federal
  Home Loan Bank of NY, at cost                                                        1,159
Loans receivable, net                                                                118,679                   118,364
Accrued interest receivable                                                            1,455                     1,630
Premises and equipment, net                                                            1,911                     1,732
Real estate owned, net                                                                   344                       484
Deposits held at Nationar, net                                                            52                     2,606
Prepaid expenses and other assets                                                        168                       132
                                                                              --------------            --------------
               Total Assets                                                   $      283,258            $      230,102
                                                                              ==============            ==============

               Liabilities and Shareholders' Equity
Liabilities:
     Due to depositors:
          Non-interest bearing                                                         3,930                     4,008
          Interest bearing                                                           194,671                   193,222
                                                                              --------------            --------------
               Total Deposits                                                        198,601                   197,230
     Advance payments by borrowers for
       property taxes and insurance                                                    2,383                     1,027
     Accrued expenses and other liabilities                                            1,583                     3,178
                                                                              --------------            --------------
               Total Liabilities                                                     202,567                   201,435
                                                                              --------------            --------------
Shareholders' Equity
     Preferred stock, $.01 par value; authorized
       5,000,000 shares
     Common stock, $.01 par value; authorized
       15,000,000 shares; 5,686,750 shares issued
       and outstanding at June 30, 1996                                                   57
     Additional paid-in capital                                                       54,852
     Retained earnings, substantially restricted                                      30,920                    28,667
     Common stock acquired by ESOP                                                    (4,549)
     Net unrealized loss on securities available for
       sale, net of taxes                                                               (589)
                                                                              --------------            --------------
               Total Shareholders' Equity                                             80,691                    28,667
                                                                              --------------            --------------

               Total Liabilities and Shareholders' Equity                      $     283,258             $     230,102
                                                                               =============             =============


            See accompanying notes to unaudited consolidated interim
                             financial statements.

                         CATSKILL FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
                           (In Thousands) (Unaudited)




                                                                                                        Net Unrealized
                                                                                                        Gain(Loss) on
                                                                                                          Securities
                                                     Additional        Retained        Common Stock       Available for
                                    Common Stock  Paid-in Capital      Earnings       Acquired by ESOP        Sale            Total
                                    ------------  ---------------      --------       ----------------  ---------------       -----


Balance at September 30, 1995                                             $28,667                                           $28,667

Net income                                                                  2,253                                             2,253

Change in net unrealized
  gain (loss) on securities
  available for sale, net of
  deferred taxes                                                                                             $  (589)          (589)

Common stock issued, net               $    57           $54,852                                                             54,909

Purchase of ESOP shares                                                                    $(4,549)                         $(4,549)
                                      --------           -------          -------          -------           -------        -------

Balance at June 30, 1996              $     57           $54,852          $30,920          $(4,549)          $  (589)       $80,691
                                      ========           =======          =======          ========          ========       =======



Balance at September 30, 1994                                             $26,942                                           $26,942

Net income                                                                  1,578                                             1,578
                                                                          -------                                           -------

Balance at June 30, 1995                                                  $28,520                                           $28,520
                                                                          =======                                           =======










                See accompanying notes to unaudited consolidated
                         interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                                             Nine Months Ended
                                                                                                  June 30,
                                                                                           1996             1995
                                                                                           ----             ----
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $     2,253      $     1,578
  Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
     Depreciation                                                                            101              106
     Net accretion on investment securities                                                 (140)            (288)
     Provision for loan losses                                                               120              210
     Provision for losses on other real estate                                               234
     Loss (gains) on sale of real estate owned                                                85              (17)
     (Increase)decrease in other assets                                                    2,692           (3,339)
     Decrease in accrued expense and other liabilities                                    (1,203)             (54)
                                                                                     -----------        ---------
Net cash provided (used) by operating activities                                           4,142           (1,804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of investment securities                             23,884           14,958
Purchases of investment securities                                                        (6,015)          (9,969)
Purchases of mortgage-backed securities                                                  (20,081)          (1,013)
Principal repayments on mortgage-backed securities                                         1,388              801
Purchase of Federal Home Loan Bank Stock                                                  (1,159)
Net(increase)decrease in loans receivable                                                   (670)             151
Capital expenditures                                                                        (280)            (335)
Purchase of securities available for sale                                                (60,050)
Proceeds from maturing/paydown of securities available for sale                           34,503
Proceeds from the sale of real estate owned                                                   56              184
                                                                                     -----------        ---------
Net cash provided (used) by investing activities                                         (28,424)           4,777

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease)in deposits                                                          1,371           (4,518)
Net increase in advance payments by borrowers for property
  taxes and insurance                                                                      1,356              487
Net proceeds from sale of common stock                                                    54,909
Common stock acquired by ESOP                                                             (4,549)
                                                                                     -----------        ---------
Net cash provided (used) by financing activities                                         $53,087          $(4,031)
Net increase(decrease) in cash and cash equivalents                                       28,805           (1,058)
Cash and cash equivalents at beginning of period                                          38,064           29,580
                                                                                     -----------        ---------
Cash and cash equivalents at end of period                                               $66,869          $28,522
                                                                                     ===========        =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                             $6,856           $5,827
     Taxes                                                                                 1,300            1,118
Transfer of loans to other real estate owned                                                 235               95
Net unrealized loss on AFS net of deferred tax benefit of $392                               589


            See accompanying notes to unaudited consolidated interim
                              financial statements.

                         CATSKILL FINANCIAL CORPORATION
                         Notes to Unaudited Consolidated
                          Interim Financial Statements



Note 1.  Basis of Presentation

           The unaudited consolidated interim financial statements include the accounts of Catskill Financial Corporation ("Company") and its wholly owned subsidiary, Catskill Savings Bank ("Bank"). In Management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented, and should be read in conjunction with the consolidated financial statements and related notes included in Catskill Financial's filed Form S-1. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 1996.

Note 2.  Earnings per share

           On April 18, 1996, Catskill Financial Corporation completed its initial public stock offering of 5,686,750 common shares. Concurrent with the public offering, approximately 8% of the shares offered (454,940) were purchased by the Catskill Financial Corporation Employee Stock Ownership Plan ("ESOP"). Since the Company has not committed to release these shares as of June 30, 1996, under AICPA Statement of Position 93-6, these shares are not considered to be outstanding for purposes of calculating per share amounts. Weighted average common shares for the quarter ending June 30, 1996 of 4,254,439 have been calculated based on the actual number of days the shares were outstanding during the quarter. In addition, in calculating earnings per share, reported net income of $1,139,000 has been adjusted to $949,000, representing estimated operating results since the shares were issued. If the common shares are not weighted for the actual days outstanding during the quarter, average common shares would be 5,231,810 and earnings per share for the post conversion period would be $.18.

Note 3.  Loss Contingency

           On February 6, 1995, the New York Superintendent of Banks took possession of Nationar, a New York chartered bank that provided correspondent banking and related services for various banking institutions, including the Bank. At the time Nationar was seized, the Bank had approximately $3.3 million on deposit with Nationar. As of September 30, 1995, the Bank set up a reserve for probable losses of $660,000, representing approximately 20% of the Bank's deposit claim. In June 1996, the Bank received a cash payment of $3.1 million on account of its claim, and its remaining unresolved claim is approximately $150,000. It is uncertain how much of the remaining claim will be paid, but it is certain that some losses will occur on portions of the remaining claim, so management has determined to maintain $100,000 of the loss reserve and has included in "other income" the recovery of $560,000 of the loss contingency reserve.

                         CATSKILL FINANCIAL CORPORATION
                         Notes to Unaudited Consolidated
                          Interim Financial Statements



Note 4.  Employee Stock Ownership Plan ("ESOP")

           The Company approved the adoption of an ESOP for the benefit of full time salaried employees. Employees are eligible to participate after they attain age 21 and complete one year of service, during which they work at least 1,000 hours.

           Employees will be credited for years of service to the Bank prior to the adoption of the ESOP for participation and vesting purposes. Each participant's ESOP account will be credited with cash and shares of the Company common stock based on compensation earned during the year with respect to which an ESOP contribution is made.

           On April 18, the ESOP borrowed $4.5 million from the Company, and purchased approximately 8% of the common shares issued in the Company's initial public offering. Since the Company has not committed to release these shares, the 454,940 shares held by the ESOP are not considered outstanding for earnings per share computations.

           Compensation expense for the plan will be determined as shares held by the ESOP are released to plan participants. It is expected that the ESOP will repay the loan through periodic tax-deductible contributions from the Company over a period of not less than 10 years.

           For the three month and nine month periods ended June 30, 1996, salaries and employee benefits included $78,000, representing the expected release of shares held by the ESOP over an estimated period of 15 years.

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 1996


- --------------------------------------------------------------------------------

                   PART I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Catskill Financial Corporation (the "Company" or "Catskill Financial") was formed in December 1995 for the purpose of acquiring all of the common stock of Catskill Savings Bank (the "Bank"), concurrent with its conversion from the mutual to the stock form of ownership. The Company completed its initial public stock offering of 5,686,750 shares of $.01 par value common stock on April 18, 1996. Net proceeds to the Company were $54.9 million.

The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses such deposits, together with other funds, to originate one to four family residential mortgages, and to a lesser extent consumer (including home equity lines of credit), commercial, and multi-family real estate and other loans in its primary market area. The Bank's primary market is comprised of Greene County and portions of Southern Albany County in New York, which are serviced through three banking offices. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), and the Bank is subject to regulation by the Office of Thrift Supervision ("OTS").

The Bank's profitability, like that of many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on interest earning assets, such as loans and investments, and the interest it pays on interest bearing liabilities.

Results of operations are also affected by the Bank's provision for loan losses, net expenses on real estate owned and by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

For the three months ended June 30, 1996, the Company recorded net income of $1,139,000, an increase of $720,000, or 171.8% over the comparable quarter of the previous year. Net income for the nine months ended June 30, 1996 was $2,253,000, an increase of $675,000, or 42.8% over the nine months ended June 30, 1995. Annualized return on average assets for the nine months ended June 30, 1996 and 1995 was 1.16% and .94%, respectively. Return on annualized average equity for the nine months ended June 30, 1996 and 1995 was 7.39% and 7.70%, respectively. For the three months ended June 30, 1996 and June 30, 1995, annualized return on average assets was 1.48% and .75%, respectively, and return on average equity was 7.14% and 6.01%, respectively.

For both the three and nine month periods ended June 30, 1996, $335,000 of the increase in net income represents the after tax recovery of a significant portion of the reserve for probable losses previously established in connection with the takeover of Nationar by the New York Superintendent of Banks. On February 6, 1995, the Superintendent took possession of Nationar, a New York chartered bank that provided correspondent banking and related services for various banking institutions, including the Bank. At the time Nationar was seized, the Bank had $3.3 million on deposit with Nationar. As a result of uncertainty related to collectibility, as of September 30, 1995, the Bank established a reserve of $660,000, or 20% of the deposit. In June 1996, the Bank received payment of approximately $3.1 million of its claim and estimated that only $100,000 of the reserve was still necessary.

On April 18, 1996, Catskill Financial completed its initial public offering of 5,686,750 shares of common stock. Net proceeds to the Company were $54.9 million. Based on the weighted average number of shares outstanding, and excluding the Company's ESOP shares, earnings per share for the post offering period were $.22, after an estimated allocation of income between the pre- and post-offering periods. Since no shares were outstanding prior to the offering, earnings per share for the comparable quarter of last year and the respective nine month periods, are not shown.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

Net Interest Income

Net interest income for the nine months ended June 30, 1996 was $6.1 million, an increase of $383,000, or 6.7% higher than the comparable period in 1995. The increase was principally due to a $32.3 million, or 14.8% increase in average earning assets partially offset by a lower net interest margin. The yield on average earning assets was 6.93% for the nine months ended June 30, 1996, a decrease of 17 basis points from the nine months ended June 30, 1995. The decrease is principally the result of the investment of the net proceeds from the public offering into federal funds sold. Average federal funds sold during the nine months ended June 30, 1996 were $65.6 million, an increase of $48.2 million over the same period last year. The increase in federal funds sold resulted from a combination of three factors: (a) the maturities in the investment portfolios, the average balance of which decreased by $14.8 million,
(b) the investment of the net proceeds received from the Company's public offering and (c) stock subscriptions invested on a short term basis until the public offering was consummated.

Total interest expense for the nine months ended June 30, 1996 was $6.9 million, or $1.0 million higher than the same period last year, as a result of both increases in volume and rates. The increase due to volume was principally the interest expense on stock subscriptions until the public offering, as the Company was obligated to pay 3.5% per annum on such funds until the conversion was consummated. In addition, during the period, the Company has experienced, similar to most financial institutions, a customer preference for higher costing certificates of deposit rather than savings accounts.

For more information on average balances, interest rates and yields, please refer to Table #1 included in this report.

Provision for Loan Losses

The provision for loan losses is a result of management's periodic analysis of the allowance for loan losses. The provision for loan losses was $120,000 for the nine months ended June 30, 1996, a decrease of $90,000 from the comparable period of 1995. The decrease is based on management's assessment of the adequacy of the allowance which provides 153.7% coverage of non-performing loans. However, any analysis of the adequacy of the allowance is necessarily speculative based upon future events outside the control of the Company. Therefore, there can be no assurance that additional material provisions will not be required in the future.


Non-Interest Income

Non-interest income for the nine months ended June 30, 1996 was $925,000, an increase of $753,000 over the same period in 1995. The increase is principally the recovery of $560,000 from the Nationar loss contingency. In addition, service charges on deposit products increased $73,000, or 81%, as the Company increased fees on existing products. Net securities gains (losses) increased $81,000, as the nine months ended June 30, 1996 had net gains of $34,000, compared to last year's $47,000 in securities losses related to the Bank's write-off of both its stock and debenture investments in Nationar.


Non-Interest Expense

Non-interest expense for the nine months ended June 30, 1996 was $3.2 million, an increase of $104,000, or 3.4% over 1995. Increases in personnel costs, professional fees and other real estate expenses were partially offset by lower advertising and FDIC insurance expenses. Salaries and employee benefits increased $217,000, or 15.1%. During the nine months ended June 30, 1996, the Company implemented its ESOP, which increased salary and employee benefits expense by $78,000. In addition, on October 1, 1995, the Company implemented Statement of Financial Accounting Standard No. 106 (SFAS No. 106), which increased such expenses by approximately $150,000. Professional fees increased $88,000, principally from the higher legal and accounting costs relating to operating a public company. Other real estate costs were higher, as the Company, as part of its periodic valuations of real estate owned, recorded write-downs on certain properties and increased its estimated cost of disposition. Advertising expense was lower principally because the nine month period ended June 30, 1995 included a special mortgage loan promotion. FDIC insurance premiums are lower in 1996, since the Bank is "BIF" insured and is now paying only $2,000 per year, compared to last year's $.23 per $100 of assessed deposits.


Income Taxes

Income tax expense for the nine months ended June 30, 1996 was $1.5 million, an increase of $447,000, or 42.6% higher than the same period of 1995, corresponding to the 42.7% increase in income before taxes. The Company's effective tax rate for the nine month periods ended June 30, 1996 and June 30, 1995 was 39.90% and 39.93%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE
MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

Net Interest Income

Net interest income for the three months ended June 30, 1996 was $2.5 million, an increase of $662,000, or 35.7% over the comparable period of 1995. The increase was principally caused by a $79.4 million or $35.5% increase in average earning assets, partially offset by a two basis point reduction in net interest margin.

The yield on average earning assets was 6.74% for the three months ended June 30, 1996, a decrease of 48 basis points from the three month period ended June 30, 1995. The decrease is primarily related to the investment of the proceeds of the Company's public offering in lower yielding short term investments. Average federal funds sold during the three months ended June 30, 1996 was $108.2 million, an increase of $88.9 million over the comparable period of 1995. The increase was principally caused by the receipt of the net proceeds from the public offering, the temporary investment of stock subscriptions until the public offering was consummated and a decrease in the average investment portfolios.

Total interest expense for the three months ended June 30, 1996 was $2.5 million, an increase of $396,000, or 19.2% over the same period last year. The increase was principally volume related, as average interest bearing liabilities increased $40.0 million, or 20.9%, over the same period of 1995. The increase in volume was principally the holding of stock subscriptions until the public offering was consummated. The Company paid 3.5% per annum to all subscribers during the holding period. In addition, the Company has experienced, similar to many financial institutions, a customer preference for higher costing certificates of deposits rather than savings accounts. Overall, the Company experienced a net reduction of its cost of funds to 4.26% or 5 basis points below the cost of funds during the same period last year. The reduction was directly related to the temporary low cost stock subscriptions, and without those funds, the cost of funds would have increased.

For more information on average balances, interest rates and yields, please refer to Table #2 included in this report.

Provision for loan losses

The provision for loan losses is a result of management's periodic analysis of the allowance for loan losses. The provision for loan losses was $45,000 for both the three month periods ended June 30, 1996 and 1995.

Non-interest income

Non-interest income for the quarter ended June 30, 1996 was $670,000, an increase of $650,000 over the same quarter of last year. The increase is principally the recovery of $560,000 from the Nationar loss reserve. In addition, service fees on deposit accounts increased due to implementation of new fees on existing products. Finally, last year's non-interest income was adversely impacted by $47,000 in securities losses, related to the Company's write-off of its stock and debenture investments in Nationar.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 1996 was $1,206,000, an increase of $72,000, or 6.3% over the same period of 1995. Increases in personnel costs, professional fees and other real estate expenses were partially offset by lower advertising and FDIC insurance premiums. Salaries and employee benefits increased primarily from ESOP compensation expense. Professional fees were higher principally from increased accounting and legal fees relating to operating a public company. Other real estate costs were higher, as the Company increased its estimated costs to dispose of properties and recorded write-downs on certain other real estate properties. Advertising expense was lower principally because 1995 included a special mortgage loan promotion. FDIC insurance premiums are lower, since the Bank is "BIF" insured and is now paying only $2,000 per year, compared to last year's $.23 per $100 of assessed deposits.

Income Taxes

Income tax expense for the three months ended June 30, 1996 was $795,000, an increase of $520,000, or 189.1% higher than 1995. The increase corresponds to the higher pre-tax income. The Company's effective tax rate for the three months ended June 30, 1996 was 41.1%, compared to 39.6% for 1995. The increase in the effective tax rate occurred because the Company's non-taxable income is a smaller percentage of pre-tax income in 1996 compared to 1995.



FINANCIAL CONDITION

Total assets were $283.3 million at June 30, 1996, an increase of $53.2 million, or 23.1% over the $230.1 million at September 30, 1995. The increase is principally a result of the receipt of net proceeds from the Company's public offering, which were initially invested in federal funds sold, and near the end of the quarter ended June 30, 1996 principally in short term securities available for sale.

Cash and cash equivalents, including federal funds sold, were $66.9 million at June 30, 1996, an increase of $28.8 million over the $38.1 million at September 30, 1995. The increase primarily represented the portion of the public offering proceeds which have not been invested in securities and the receipt in June of $3.1 million of the Nationar claim.

The following summarizes the Company's investment portfolio as of June 30, 1996, and September 30, 1995:

                                                   June 30         September 30
                                                    1996               1995
                                                    ----               ----
                                                        (In Millions)
  Securities available for sale at fair value       $68.5                -
  Investment securities at amortized cost            24.1               67.1
                                                    -----              -----
            Total securities                        $92.6              $67.1
                                                    =====              =====

Total securities of $92.6 million increased $25.5 million, or 38% over the $67.1 million at September 30, 1995. The increase represents the investment, as of June 30, 1996, of a portion of the public offering net proceeds into short term securities classified as available for sale.

In addition, in December 1995, the Company reclassified certain investment and mortgage backed securities from the "held to maturity" to available for sale, in response to the one-time opportunity to reassess classification under Statement of Financial Accounting Standards ("SFAS") #115. Investment securities with an aggregate amortized cost of $11.6 million and an aggregate fair value of $11.7 million were reclassified to "available for sale" and mortgage-backed securities with an aggregate cost of $13.2 million and an aggregate fair value of $13.6 were transferred to available for sale.

Loans receivable were $120.5 million at June 30, 1996, an increase of $.2 million over the $120.3 million at September 30, 1995. The following table shows the loan portfolio composition as of the respective balance sheets dates:

                                               June 30           September 30
                                                 1996                1995
                                                 ----                ----
                                                      (In Thousands)
Real Estate Loans
     One-to-four family                          $96,670              $95,588
     Multi-family and commercial                   5,013                5,132
     Construction                                    358                  230
                                                --------             --------
          Total real estate loans               $102,041             $100,950
Consumer Loans                                    19,076               19,988
                                                --------             --------
     Total loans                                $121,117             $120,938
Less:  Net deferred loan fees                       (597)                (624)
                                                --------             --------
Total loans receivable, net                     $120,520             $120,314
                                                ========             ========



The decrease in consumer loans was principally a decrease in home equity loans, as lower mortgage rates have caused some customers to refinance their underlying first mortgages and repay their home equity loans.

Non performing loans at June 30, 1996 were $1.2 million, an increase of $163,000 from September 30, 1995, but a decrease of $272,000 from March 31, 1996. Non performing loans as a percentage of total loans were .99% at June 30, 1996 compared to .86% at September 30, 1995. At June 30, 1996, the allowance for loan losses was $1.8 million, or 1.53% of period end loans and 153.7% of non performing loans. The following summarizes the activity in the allowance for loan losses:

                                                   Nine months ended June 30,
                                                     1996              1995
                                                     ----              ----
                                                        (In Thousands)
    Allowance at beginning of period                $1,950           $1,746
         Charge-offs                                   237               54
         Recoveries                                     (8)              (9)
                                                    ------           ------
              Net Charge-offs                          229               45
         Provision for loan losses                     120              210
                                                    ------           ------
    Allowance at end of period                      $1,841           $1,911
                                                    ======           ======

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds for operations are deposits from its primary market area, and principal and interest payments on its loan and securities portfolios. While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The primary financing activity of the Bank is the attraction of deposits and at June 30, 1996, the Bank experienced a net increase in deposits of $1.4 million from September 30, 1995. In addition, on April 18, 1996, the Company completed its initial public offering of common stock. Net proceeds to the Company were $54.9 million, of which $4.5 million was loaned to the Company's ESOP trustee to purchase 8% of the shares issued and $27.3 million was used to purchase the stock of the Bank upon its initial issuance.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending on economic conditions and deposit flows, is expressed as a percentage of deposits and short term borrowings. The required minimum liquidity ratio is currently 5%. The Bank's average liquidity ratio for the month of June was 83.8%.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1996, the Bank had commitments to originate loans of $2.8 million, as well as undrawn lines of credit of $1.8 million on home equity and other lines of credit. Certificates of deposit which are scheduled to mature in one year or less at June 30, 1996, totaled $40.3 million. Management believes that a significant portion of such deposits will remain with the Bank.

At June 30, 1996, the Bank's capital exceeded each of the capital requirements of the OTS, and is classified as well capitalized.

         TABLE #1   AVERAGE BALANCES, INTEREST RATES AND YIELDS

         The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Total investments include both the securities available for sale portfolio and investment security portfolio. Securities available for sale are reflected at fair value. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only.

                                                               NINE MONTH PERIODS ENDED
                                      ---------------------------------------------------------------------------------
                                               June 30, 1996                                 June 30, 1995
                                      --------------------------------------    ----------------------------------------
                                       Average                        Yield/        Average                         Yield/
                                       Balance       Interest           Rate        Balance      Interest            Rate
                                       -------       --------           ----        -------      --------            ----
                                                                 (Dollars in Thousands)
Interest-earning assets
  Loans receivable, net               $120,573       $  7,333          8.11%       $121,679         $7,266         7.96%
  Total investments                     63,761          2,986          6.26%         78,578          3,549         6.04%
  Federal Funds sold                    65,575          2,654          5.41%         17,392            739         5.68%
                                      --------       --------                      --------         ------
  Total interest-earning assets        249,909         12,973          6.93%        217,649         11,554         7.10%
                                                     --------                                       ------
Allowance for loan losses               (1,931)                                      (1,854)
Other assets, net                       11,950                                        9,113
                                      --------                                     --------
  Total Assets                        $259,928                                     $224,908
                                      ========                                     ========

Interest-bearing liabilities
  Savings deposits                     $84,728         $2,221          3.50%       $101,728         $2,665         3.50%
  Money Market                           8,563            220          3.43%          9,060            234         3.45%
  Now Accounts                           8,747            158          2.41%          7,719            145         2.51%
  Certificates of Deposit               92,691          3,939          5.68%         72,302          2,752         5.09%
  Due to Subscribers/Escrow             16,443            322          2.62%          2,034             28         1.84%
                                      --------       --------                      --------         ------
  Total interest bearing
    liabilities                        211,172          6,860          4.34%        192,843          5,824         4.04%
                                                     --------                                       ------
Non-interest bearing                     3,740                                        3,758
Other liabilities                        4,275                                          915
Shareholders' equity                    40,741                                       27,392
                                      --------                                     --------
  Total Equity and Liabilities        $259,928                                     $224,908
                                      ========                                     ========

  Net interest income                                  $6,113                                       $5,730

  Interest rate spread                                                 2.59%                                       3.06%

  Net yield on average
    interest earning assets                                            3.27%                                       3.52%

  Earning Assets/Total Assets           96.15%                                       96.77%
  Average interest earning
    assets to average interest
    bearing liabilities                118.34%                                      112.86%


              TABLE #2 AVERAGE BALANCES, INTEREST RATES AND YIELDS

         The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Total investments include both the securities available for sale portfolio and investment security portfolio. Securities available for sale are reflected at fair value. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only.

                                                              THREE MONTH PERIODS ENDED
                                      ---------------------------------------------------------------------------------
                                               June 30, 1996                                 June 30, 1995
                                      --------------------------------------    ----------------------------------------
                                       Average                        Yield/        Average                         Yield/
                                       Balance       Interest           Rate        Balance      Interest            Rate
                                       -------       --------           ----        -------      --------            ----
                                                                 (Dollars in Thousands)
Interest-bearing assets
  Loans receivable, net               $119,815      $   2,446          8.17%       $121,081        $2,418          7.99%
  Total investments                     68,929          1,050          6.13%         77,148         1,228          6.38%
  Federal Funds Sold                   108,231          1,478          5.49%         19,300           270          5.61%
                                      --------       --------                      --------         ------
  Total interest bearing assets        296,975          4,974          6.74%        217,529         3,916          7.22%
                                                     --------                                      ------
Allowance for loan losses               (1,873)                                      (1,900)
Other assets, net                       13,776                                        9,173
                                      --------                                     --------
  Total Assets                        $308,878                                     $224,802
                                      ========                                     ========

Interest-bearing liabilities
  Savings deposits                     $85,269           $742          3.50%      $  91,132          $796          3.50%
  Money Market                           8,473             72          3.42%          8,793            85          3.88%
  Now Accounts                           9,164             56          2.46%          7,791            49          2.52%
  Certificates of Deposit               92,745          1,283          5.56%         81,835         1,122          5.50%
  Due to Subscribers/Escrow             36,405            306          3.38%          2,468            11          1.79%
                                      --------       --------                      --------         ------
  Total interest bearing
    liabilities                        232,056          2,459          4.26%        192,019         2,063          4.31%
Non-interest bearing                     4,057                                        3,950
Other liabilities                        8,649                                          890
Shareholders' equity                    64,116                                       27,943
                                      --------                                     --------
  Total Equity and Liabilities        $308,878                                     $224,802
                                      ========                                     ========

  Net interest income                                  $2,515                                      $1,853

  Interest rate spread                                                 2.48%                                       2.91%

  Net yield on average
    earning assets                                                     3.41%                                       3.42%

  Earning Assets/Total Assets           96.15%                                       96.76%
  Average interest earning
    assets to average interest
    bearing liabilities                127.98%                                      113.29%

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q

                                  JUNE 30,1996



- --------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  In the ordinary course of business, the Company and the Bank are subject to legal actions which involve claims for monetary relief. Management, based on advice of counsel, does not believe that any currently known legal actions, individually or in the aggregate will have a material effect on its consolidated financial condition.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CATSKILL FINANCIAL CORPORATION



Date:                           /a/  Wilbur J. Cross
                                -------------------------------------
                                Wilbur J. Cross
                                Chairman of the Board, President
                                and Chief Executive Officer
                                (Principal Executive Officer)




Date:                           /a/  David J. DeLuca
                                -------------------------------------
                                David J. DeLuca
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)