Form 10-K
period 1996-09-30
CATSKILL FINANCIAL CORP
filed 1996-12-30
CIK 1005512

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended September 30, 1996

                                   OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from ______ to ______


                        Commission File No. 0-27650


                      CATSKILL FINANCIAL CORPORATION
       (Exact name of registrant as specified in its charter)

          DELAWARE                                       14-1788465
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                    (Identification Number)


                   341 MAIN STREET, CATSKILL, NY 12414
                (Address of principal executive offices)

    Registrant's telephone number, including area code:  (518)943-3600


       Securities registered pursuant to Section 12(b) of the Act:
                                  NONE

       Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.01 per share
                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __x__  No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendments to this Form 10K. [X]

As of December 23, 1996, the aggregate market value of the voting stock held by non-affiliates (based on reported beneficial ownership of all directors and executive officers of the registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders) of the registrant excluding unallocated ESOP shares, was approximately $64.6 million.

Indicate the number of shares of outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Shares, $.01 par value               5,361,482
          (Title of class)                  (outstanding at
                                           December 23, 1996)

                   Annual Report for 1996 on Form 10-K

                             TABLE OF CONTENTS

                                   PART I                         Page
Item 1.     Business

Item 2.     Properties

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of
            Security Holders

                                    PART II

Item 5.     Market for Registrant's Common Equity
            and Related Shareholder Matters

Item 6.     Selected Financial Data

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Item 8.     Financial Statements and Supplementary Data

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure

                                   PART III
Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial
         Owners and Management

Item 13. Certain Relationships and Related Transactions

                                   PART IV
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K

         SIGNATURES


                   DOCUMENTS INCORPORATED BY REFERENCE

Documents                               Part of 10-K into which incorporated
Portions of the Annual Report to
 Shareholders for fiscal year
 ended September 30, 1996.              Parts II and IV

Portions of the Proxy Statement
 for Annual Meeting of Shareholders
 to be held February 11, 1997.          Part III


                                   PART I

ITEM 1.  BUSINESS

General

        Catskill Financial Corporation (the "Company" or "Catskill Financial") was formed in December 1995 for the purpose of acquiring all of the common stock of Catskill Savings Bank (the "Bank"), upon the conversion of the Bank from the mutual to the stock form of ownership. The Company is incorporated under the laws of the state of Delaware, is qualified to do business in the state of New York, and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. On April 18, 1996, the Bank converted to the stock form of ownership, the Company acquired all of the issued and outstanding shares of stock of the Bank, and the Company completed its initial public stock offering, issuing 5,686,750 shares of $.01 par value common stock at $10.00 per share. Net proceeds to the Company were $54.9 million after conversion and stock offering costs, and $50.4 million excluding the shares acquired by the Company's newly formed
Employee Stock Ownership Plan (the "ESOP").

        The consolidated financial condition and operating results of the Company are primarily dependent upon its wholly owned subsidiary, the Bank, and all references to the Company and its financial data prior to April 18, 1996, except where otherwise indicated, refer to the Bank and its financial data.

        The Bank was organized in 1868, as a state chartered mutual savings bank. In January 1996, the Bank converted to a federally chartered mutual savings bank. The Bank is a member of the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, its deposits are insured up to applicable limits by the FDIC, which insurance is backed by the full faith and credit of the United States. The Bank's primary market area is comprised of Greene County and southern Albany County in New York, serviced by the Bank's main office and two other banking offices, with a fourth banking office opening in December 1996. At September 30, 1996, the
Bank had total assets of $262.2 million, deposits of $196.8 million and equity of $54.8 million, or 20.9% of total assets.

        The Bank has been and intends to continue to be a community-oriented financial institution offering financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and uses such deposits, together with other funds, to originate one- to four-family residential mortgage and, to a lesser extent, consumer (including home equity lines of credit), commercial and multi-family real estate and other loans in the Bank's primary market area. The Bank offers deposit accounts having a range of interest rates and terms. The Bank only solicits deposits in its primary market area and does not have brokered deposits. The Bank is a member of the Federal Home Loan Bank of New York ("FHLBNY").

Forward-Looking Statements

        When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the loan loss allowance or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its loan loss allowance, include but are not limited to the following:

        a. Deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate;

        b. changes in market interest rates or changes in the speed at which market interest rates change;

        c. changes in laws and regulations affecting the financial service industry;

        d.  changes in competition; and

        e.  changes in consumer preferences.

        The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

        The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Regulation

        The following is a summary of certain statutes and regulations affecting the Company and the Bank. The Bank, as a federally chartered, FDIC insured, savings bank, derives its powers principally from federal law and is subject to comprehensive regulation of virtually every aspect of its business operations. The following summary is selective and should not be considered to be a complete discussion of all regulation affecting the Company or the Bank.

        General Bank Regulation. The Bank's primary federal bank regulator is the OTS. The Bank is also subject to regulation by the FDIC as the insurer of its deposits. The Bank must file periodic reports with the OTS and is regularly examined by the OTS and the FDIC. As a result of these examinations, the Bank can be required to adjust its loan classifications or allowance for loan losses, take other actions to correct deficiencies found during the examinations, or cease engaging in certain activities.

        The OTS may institute enforcement action against the Bank for violations of law or for unsafe and unsound banking practices. Enforcement actions can include the issuance of cease and desist orders, the commencement of removal proceedings in which an employee, officer or director can be removed from involvement with the Bank, the assessment of civil monetary penalties, and injunctive relief. The FDIC may terminate the insurance of deposits, after notice and hearing, upon a finding that an institution has engaged in unsafe and unsound practices, cannot continue operations because it is in an unsafe and unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or FDIC. The FDIC may instead impose less severe sanctions. Neither the OTS nor the FDIC (which was also the Bank's primary federal regulator before the Bank became a federal savings bank in January 1996) have ever instituted any enforcement action against the Bank.

        Federal law and OTS regulations limit the percentage of the Bank's assets that can be invested in certain investments. For example, commercial, corporate and business loans, other than those secured by real estate collateral, are limited in the aggregate to 10% of assets. The purchase of below investment grade debt securities is prohibited. Loans secured by non-residential real property cannot exceed 400% of capital. Consumer loans not secured by residential real estate are generally limited to 35% of total assets. Loans secured by residential real property, and many other types of loans and investments, are not subject to any percentage of assets limit. The Bank is in compliance with all these limits.

        The OTS also imposes a semi-annual assessment on all OTS regulated institutions to defer the cost of OTS regulation. For the semi-annual period ended December 31, 1996, the Bank's OTS assessment was $45,300.

        The Company is a unitary savings and loan holding company, and its sole FDIC-insured subsidiary, the Bank, is a qualified thrift lender ("QTL", discussed in more detail below). Therefore, the Company generally has broad authority to engage in all types of business activities in which business can engage. If the Company were to acquire another insured institution as a separate subsidiary or if the Bank fails to remain a QTL, the Company's activities will be limited to those permitted of multiple savings and loan holding companies. In general, a multiple savings and loan holding company (or subsidiary thereof that is not an insured institution) may, subject to OTS approval in most cases, engage in activities comparable to those permitted for bank holding companies, certain insurance activities, and certain activities related to the operations of its FDIC-insured subsidiaries.

        Capital Requirements. The Bank is subject to minimum capital requirements imposed by the OTS. The Bank must maintain (i) tangible capital of 1.5% of tangible assets, (ii) core capital of 3.0% of adjusted tangible assets, and (iii) a risk-based capital requirement of 8.0% of risk-weighted assets. Under current law and regulations, there are no capital requirements directly applicable to the Company. There are no capital regulations directly applicable to the Company. The Bank substantially exceeds all minimum capital standards and imposed by the OTS.  At September
30, 1996, the Bank had a tangible capital ratio of 20.93%, a core capital ratio of 20.93% and a risk based capital ratio of 61.08%.
OTS regulations (the implementation of which have been delayed) require that certain institutions with more than normal interest rate risk must make a deduction from capital before determining compliance with
the minimum capital requirements.   The Bank is currently exempt from
the deduction requirement because it has total assets less than $300,000,000 and risk based capital in excess of 12%. However, the Bank's capital ratios are high enough that even if the rules are implemented and the exemption is withdrawn, the deduction would not have a material effect on the Bank's compliance with OTS capital requirements.

        The OTS has the authority to require that an institution take prompt corrective action to solve problems if the institution is undercapitalized, significantly undercapitalized or critically undercapitalized. Because of the Bank's high capital ratios, the prompt corrective action regulations are not expected to have an effect on the Bank.

        Deposit Insurance Premiums. The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium. The Bank is in this category and currently pays negligible deposit insurance premiums. If the Bank's capital ratios substantially deteriorate or if the Bank is found to be otherwise unhealthy, the deposit insurance premiums payable by the Bank could increase.

        In September 1996, The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Act") became law. Before the 1996 Act, SAIF insured institutions were paying deposit insurance premiums at a rate of at least 0.23% of insured deposits (23 cents per $100). This gave most BIF institutions, such as the Bank, a competitive advantage because the BIF insurance premiums were lower. The 1996 Act imposed a one time assessment on all SAIF institutions and then equalized the insurance premiums for BIF and SAIF institutions. At the same time, the 1996
Act required BIF institutions to contribute to the costs of the "FICO" bonds sold in the late 1980s to finance the savings and loan bailout.
BIF institutions will pay only 20% of the FICO bond assessment paid by SAIF institutions. It has been estimated that SAIF institutions will pay a FICO bond assessment of .065% of insured deposits, while
BIF institutions such as the Bank will pay approximately 0.013% of insured deposits. The FICO bond assessment will equalize no later than January 1, 2000. As a result of the 1996 Act, the competitive advantage which the Bank may have enjoyed against SAIF institutions has been reduced, but not yet eliminated.

        The 1996 Act contemplates a merger of the SAIF and BIF funds, with the elimination of the federal savings bank charter by January 1, 1999. The exact manner in which the elimination will be accomplished has not yet been established, but commentators have suggested that all federal thrift institutions, such as the Bank, will be required to convert either to a national bank, state commercial bank or state savings bank charter. A change in the charter of the Bank could also affect the flexibility accorded to the Company as a unitary savings and loan holding company. The effect that the forced conversion will have on the Bank and the Company cannot be determined at this time and there can be no assurance that a charter conversion will not have an adverse impact on the Company or the Bank.

        Dividend Restrictions. OTS regulations impose limits on dividends or other capital distributions by savings institutions based on capital levels and net income. An institution, such as the Bank, that meets or exceeds all of its capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision, may make capital distributions during a calendar year of up to the greater of (i) 100% of net income for the current calendar year plus 50% of its capital surplus (capital in excess of regulatory requirements) or (ii) 75% of its net income over the most recent four quarters. Any additional capital distributions require prior regulatory approval.

        The Bank's capital levels exceed regulatory minimums to such an extent that the substantive restrictions on dividends are not expected to have a material effect on the Bank. However, OTS regulations also impose procedural restrictions. The OTS must receive at least 30 days' written notice before making any capital distributions. All such capital distributions are subject to the OTS' right to object to a distribution on safety and soundness grounds. The OTS has proposed regulations that would eliminate the notice requirement for the highest rated institutions so that advance notice would not be required for most normal dividends. The Bank expects that it will not be required to give notice under normal circumstances if the new proposal is adopted in its current form.

        Qualified Thrift Lenders. If the Bank fails to remain a QTL, as defined below, it must either convert to a national bank charter or be subject to restrictions on its activities specified by law and the OTS regulations, which restrictions would generally limit activities to those permitted for national banks. Also, three years after the savings institution ceases to be a QTL, it would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding borrowings from any Federal Home Loan Bank.

        A savings institution will be a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments include, among others, (i) certain housing-related loans and investments (notably including residential one to four family mortgage loans), (ii) certain federal government and agency obligations, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals (subject to certain limitations), (iv) consumer loans (subject to certain limitations),
(v) shares of stock issued by any Federal Home Loan Bank, and (vi) shares of stock issued by the FHLMC or the FNMA (subject to certain limitations). At September 30, 1996, the Bank satisfied the QTL test.

        Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Bank is periodically examined by the OTS for compliance with the CRA. Subject to certain exceptions and elections, under recently adopted rules the Bank's CRA performance will be evaluated based upon the lending, investment and service activities of the Bank. The Bank received a "satisfactory" CRA rating from the OTS under prior evaluation rules and has not yet been examined under the new rules.

        Federal Reserve Regulation. Under Federal Reserve Board regulations, the Bank must maintain reserves against its transaction accounts (primarily interest-bearing checking accounts) and non-personal time deposits.
 The effect of the reserve requirements is to compel the Bank to maintain certain low-yielding reserve deposits which are not available for investment in higher yielding assets. However, at the present time, in light of the Bank's high liquidity ratio, the reserve requirements do not have a material adverse effect on the Bank. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OTS. The Bank is in compliance with its reserve requirements.

        Taxation. The Company pays federal and New York State income taxes on its income. The Bank, as a savings institution, was permitted a deduction under former law for the creation of a reserve for bad debts. In August 1996, the Internal Revenue Code (the "Code") was amended to abolish the percentage method of calculating the tax bad debt deduction, which, in general, had permitted savings institutions to deduct 8% of their taxable income as a reserve for bad debts.
The Bank had not been eligible to use the percentage method because its retained earnings and surplus exceeded 12% of deposits, so the abolition should not have a material effect on current operations.
 Furthermore, the change in the Code also requires savings institutions to recapture, over a period of from six to eight years, any additions to their tax bad debt reserves since 1988. The Bank had already provided, as a provision for deferred taxes in accordance with SFAS No. 109, for the tax consequences of the Bank's post-1987 additions to the tax bad debt reserve. Therefore, the recapture requirement should not have a material financial statement impact.

Market Area

        Catskill (population of 11,965, in the 1990 census) is located approximately 30 miles south of Albany on the western banks of the Hudson River and is the largest municipality in Greene County. Greene County extends from the Hudson River west into the northern Catskill Mountains.
The Bank's primary market area is heavily dependent on tourism and does not have a substantial commercial or industrial base and has shown only limited economic and demographic growth. The Bank's market is supported by an older population base.

        Overall, the population of Albany County has remained relatively flat in the last decade while the more rural Greene County benefited from a population expansion. In 1995, Greene County registered a 48,000 population count, a 10.1% increase from 1985.

        The business sectors in Greene County which account for the largest percentage of earnings are state and local government, the service industry and wholesale and retail trade. Manufacturing also accounts for a noteworthy percentage of earnings in Greene County. The New
York State Thruway, which runs through Greene County, as well as the county's lower cost of living, are attractive features to local employers, especially distributors such as United Stationers and manufacturers such as Dynabil Industries. Major sources of employment in Greene
County include a state prison, the county government and various health care facilities, as well as various manufacturing companies.

        Based on the latest available data, there are a total of 16 deposit taking offices of commercial banks and thrift institutions in Greene County and 109 in Albany County. The Bank's two Catskill offices hold approximately 30% of all deposits in Greene County and 58% of thrift institution deposits. In Albany County, with a much larger deposit base, the Bank's share of all deposits was approximately 0.9%.


Lending Activities

        General. The Bank's primary lending activity is the origination of fixed- and adjustable rate, one- to four-family residential mortgage loans for retention in its portfolio. The Bank also originates fixed-rate consumer loans and adjustable-rate home equity line of credit consumer loans. Adjustable rate mortgage ("ARM") and consumer loans increase the percentage of the Bank's loans with more frequent terms to repricing or shorter maturities than fixed-rate, one- to four-family mortgage loans. See "- Loan Portfolio Composition" and "- One- to Four-Family Residential Real Estate Lending." In addition, the Bank originates multi-family and commercial real estate loans. Loan originations are generated by the Bank's marketing efforts, which include print and radio advertising, lobby displays and direct contact with local civic organizations, as well as by the Bank's present customers, walk-in customers and referrals from real estate agents and builders. At
September 30, 1996, the Bank's gross loan portfolio totaled $124.9 million.

        The approval of the Finance Committee of the Bank's Board of Directors is required for all loans other than non-real estate secured consumer loans of $50,000 or less. Bank employees with the authority to approve such consumer loans of $50,000 or less are designated, and their lending authority is defined, by the Finance Committee. The Finance
Committee acts in accordance with policies established not less frequently than annually by the Board of Directors.

        The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to 15% of unimpaired capital and surplus. At September 30, 1996, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was approximately $8.2 million. At that date, the Bank's largest lending relationship was a $1.8 million commercial real estate loan secured by a motel located in Albany County, New York. This loan was performing in accordance with its modified repayment terms as of September 30, 1996. See "Asset Quality - Other Loans of Concern."
 At September 30, 1996, there were no other loans (or lending relationships) with outstanding balances in excess of $250,000.


Loan Portfolio Composition.  The following table presents information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                       September 30,
                              1996              1995              1994             1993             1992
                              Amount   Percent  Amount   Percent  Amount   Percent Amount   Percent Amount   Percent
                                                    (Dollars in Thousands)
Real Estate Loans:
 One- to four-family          $100,383   80.34% $ 95,588  79.04% $ 96,570   79.37% $ 98,173  80.74% $105,467  83.09%
 Multi-family and commercial     5,115    4.09     5,132   4.24     5,606    4.61     3,628   2.98     4,325   3.41
 Construction                      423     .34       230    .19       743     .61     1,776   1.46       851    .67
     Total real estate loans   105,921   84.77   100,950  83.47   102,919   84.59   103,577  85.18   110,643  87.17

Consumer Loans:
  Automobile                     7,029    5.63     6,652   5.50     5,220    4.29     3,849   3.17     3,228   2.54
  Home equity                    4,368    3.50     5,393   4.46     6,021    4.95     6,616   5.44     6,817   5.37
  Other secured                  2,965    2.37     2,970   2.46     2,680    2.20     2,591   2.13     2,758   2.17
  Student                        2,450    1.96     2,373   1.96     2,195    1.80     1,941   1.60     1,998   1.58
  Other unsecured                1,430    1.15     1,415   1.17     1,078     .89       794    .65       789    .62
  Mobile home                      782     .62     1,185    .98     1,562    1.28     2,223   1.83       700    .55
     Total consumer loans       19,024   15.23    19,988  16.53    18,756   15.41    18,014  14.82    16,290  12.83
     Total loans               124,945  100.00%  120,938 100.00%  121,675  100.00%  121,591 100.00%  126,933 100.00%

Less:
 Deferred fees                     579               624              696               712             798
 Allowance for loan losses       1,833             1,950            1,746             1,294             857
 Total loans receivable, net  $122,533          $118,364         $119,233          $119,585        $125,278

The following table presents the composition of the Bank's loan portfolios by fixed- ale-rate at the dates indicated.
                                                             September 30,
                                     1996              1995             1994              1993             1992
                                Amount  Percent  Amount   Percent  Amount   Percent  Amount  Percent  Amount   Percent
Fixed-Rate Loans:
 Real estate:
  One- to four-family           $ 63,491  50.81% $ 53,993   44.65% $ 51,163   42.05%  $45,746   37.62% $ 47,258  37.23%
  Multi-family and commercial      2,142   1.71     1,743    1.44     2,295    1.88     1,501    1.23     1,953   1.54
  Construction                       423   0.34       230     .19       743     .61     1,776    1.46       851    .67
     Total real estate loans      66,056  52.86    55,966   46.28    54,201   44.54    49,023   40.31    50,062  39.44
 Consumer                         14,656  11.73    14,595   12.06    12,735   10.47    11,398    9.38     9,473   7.46
     Total fixed-rate loans       80,712  64.59    70,561   58.34    66,936   55.01    60,421   49.69    59,535  46.90

Adjustable-Rate Loans:
 Real estate:
  One- to four-family             36,892  29.53    41,595   34.40    45,407   37.32    52,427   43.12    58,209  45.86
  Multi-family and commercial      2,973   2.38     3,389    2.80     3,311    2.72     2,127    1.75     2,372   1.87
     Total real estate loans      39,865  31.91    44,984   37.20    48,718   40.04    54,554   44.87    60,581  47.73
 Consumer(<F1>)                    4,368   3.50     5,393    4.46     6,021    4.95     6,616    5.44     6,817   5.37
     Total adjustable-rate loans  44,233  35.41    50,377   41.66    54,739   44.99    61,170   50.31    67,398  53.10
     Total loans                 124,945 100.00%  120,938  100.00%  121,675  100.00%  121,591  100.00%  126,933 100.00%

Less:
 Deferred fees                       579              624               696               712               798
 Allowance for loan losses         1,833            1,950             1,746             1,294               857
    Total loans receivable, net $122,533         $118,364          $119,233          $119,585          $125,278

  <F1> Consists entirely of advances on home equity lines of credit.

The following table sets forth the contractual maturities of the Bank's loan portfolio at September 30, 1996.
Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the final loan payment is due without regard to rate adjustments.  The table does not reflect the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses.

                                    Due During Years Ending September 30,
                        1997(<F1>)           1998               1999             2000-2001          2002-2006
                                        Weighted           Weighted           Weighted           Weighted           Weighted
                             Average            Average            Average            Average            Average
                     Amount  Rate       Amount  Rate       Amount  Rate       Amount  Rate       Amount  Rate
                                                        (Dollars in Thousands)
  Real Estate
One- to Four-Family  $ 5,497     7.73%  $5,947      7.74%  $ 6,139     7.72%  $12,935     7.68%  $34,045     7.66%
Multi-family and
  Commercial             431     8.70      562      9.24     2,219     8.43       602     9.14       844     9.06
Construction             342     7.21        0      0.00         0     0.00         0     0.00         0     0.00
Consumer

  Consumer             5,161     8.62    4,205      8.05     2,647     6.25     2,524    14.54     1,432    10.11

     Total Loans     $11,431     8.15% $10,714      7.94   $11,005     7.51   $16,061     8.82   $36,321     7.79


                     2012 and following      Total
                              Weighted              Weighted
                              Average               Average
                     Amount   Rate     Amount       Rate
                           (Dollars in Thousands)
   Real Estate
One- to Four-Family  $14,053  7.78%    $100,383     7.69%
Multi-family and
  Commercial             123  9.33        5,115     8.80
Construction              81  7.90          423     7.34

Consumer

Consumer               1,001  8.26       19,024     9.06

     Total Loans     $15,258  7.78     $124,945     7.94

  <FN1> Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Real Estate Lending

        The Bank's residential first mortgage loans consist of loans to purchase or refinance one- to four-family, owner-occupied residences and, to a lesser extent, secondary residences. At September 30, 1996, $100.4 million, or 80.3% of the Bank's gross loans, consisted of one- to four-family residential first mortgage loans. Approximately 63.2% of the Bank's one-to four-family residential first mortgage loans provide for fixed rates of interest. The Bank's one- to four-family mortgage loans typically provide for repayment of principal over a period not to exceed 25 years. The Bank's one- to four-family residential mortgage loans are priced competitively with the market. Accordingly, the Bank attempts to distinguish itself from its competitors based on quality of service.

        The Bank underwrites its one- to four-family residential first mortgage loans using Federal National Mortgage Association ("FNMA") secondary market standards. The Bank holds in its portfolio all one- to four-family residential first mortgage loans it originates. While the Bank currently does not sell loans, and presently has no intention to do so, management may consider selling loans in the future depending on market conditions and the asset/liability management of the Bank. In underwriting one- to four-family residential first mortgage loans, the Bank evaluates both the borrower's credit history and ability to make monthly payments, and the value of the property securing the loan. Properties securing
ARM loans exceeding $100,000 and all fixed-rate loans are appraised by independent fee appraisers approved by the Board of Directors.
 Property securing ARM loans less than $100,000 are appraised by both a director and a designated loan officer, vice president or the Bank's president. The Bank requires borrowers to obtain title insurance, hazard insurance (including flood insurance, where appropriate) naming the Bank as lienholder in an amount not less than the amount of the loan, or the maximum insurable value of the property.

        The Bank currently offers residential ARM loans with interest rates that adjust either annually, or every three years with adjustments based on the change in the comparable Treasury Bill index. ARM loans originated prior to 1990 were adjusted based upon a Federal Home Loan
Bank Board index, which has been converted to a Federal Housing Finance Board index. All recent ARM loans provide for a 2.0% periodic cap and a lifetime cap of 6.0% over the initial rate.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Borrowers of residential
ARM loans are generally qualified at the maximum increase in rate which could occur at the first adjustment period, which may be lower than the fully indexed rate.  The Bank's residential ARM loans are
not convertible into fixed-rate loans.   ARM loans generally pose
greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. As of September 30, 1996, however, the Bank had not experienced default rates on these loans materially higher than on similar fixed rate loans.

        The Bank's one- to four-family mortgage loans do not contain prepayment penalties and do not permit negative amortization of principal. Real estate loans originated by the Bank generally contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the mortgaged property. The Bank may waive the due on sale clause on loans held in its portfolio to permit assumptions of loans by qualified borrowers.

        The Bank does not currently originate residential mortgage loans if the ratio of the loan amount to the lower of appraised value, or the purchase price of the property securing the loan (i.e., the "loan-to-value" ratio) exceeds 95%. If the loan-to-value ratio exceeds 80%, the Bank requires that borrowers obtain private mortgage insurance in amounts intended to reduce the Bank's exposure to 80% or less of the lower of the appraised value or the purchase price of the real estate security.


        The Bank also offers construction loans to individuals for the construction of their residences. The Bank has occasionally made loans to builders for the construction of homes including a limited amount of housing construction loans to builders where the home has not been pre-sold.
 Generally, no construction loan is approved unless there is evidence of a commitment for permanent financing upon completion of the residence, whether through the Bank or another financial institution. Construction loans generally require construction stage inspections before funds may be released to the borrower. At September 30, 1996, the Bank's construction loan portfolio totaled $423,000, or 0.34% of its gross loan portfolio. Although no construction loans were classified as non-performing as of September 30, 1996, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if construction is not completed and the borrower defaults, the Bank may have to hire another contractor to complete the project at a higher cost, or completion could be delayed.

Multi-Family and Commercial Real Estate Lending

        The Company has engaged in multi-family and commercial real estate lending secured primarily by small offices, retail establishments and apartment buildings located in the Bank's primary market area.
 At September 30, 1996, the Company had multi-family and commercial real estate loans totaling $5.1 million, which represented 4.1% of the Bank's gross loan portfolio. Included in commercial real estate loans is a $1.8 million loan secured by a motel located in northern
Albany County, New York.  See "Asset Quality - Other Loans of Concern."

        Multi-family and commercial real estate loans originated by the Bank generally have a variety of rate adjustment features and other terms.
 The Bank's multi-family and commercial real estate loans typically are for amounts less than $250,000, and generally do not exceed 70% of the appraised value of the property securing the loan. The term of such loans does not generally exceed 20 years. The Bank analyzes the financial condition of the borrower, the borrower's credit history, the sufficiency and reliability of the net income generated by the property securing the loan and the value of the property itself.
The Bank generally requires personal guarantees of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent fee appraisers approved by the Board of Directors. See "- Loan Originations."

        Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.
 This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired and the value of the property may be reduced.

Consumer Lending

        The Bank currently originates substantially all of its consumer loans in its primary market area. Management believes that offering consumer loan products helps expand the Bank's customer base and creates stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity or adjustable rates and may carry higher rates of interest than do residential mortgage loans, they can be useful asset/liability and interest rate spread management tools. The Bank originates consumer loans on a direct basis, in which the Bank extends credit directly to the borrower.
 At September 30, 1996, the Bank's consumer loan portfolio totaled
$19.0 million, or 15.2% of the gross loan portfolio. Of consumer loans at September 30, 1996, 77.0% were fixed-rate loans and 23.0% were adjustable-rate loans. At that date, all of the Bank's adjustable-rate consumer loans were advances on home equity lines of credit.

        The Bank offers consumer loans for a variety of purposes. Consumer loan terms vary according to the type and value of collateral, contractual maturity and creditworthiness of the borrower. Terms to maturity range up to 15 years with respect to home equity lines of credit and 5 years with respect to all other types of consumer loans. Unsecured consumer lines of credit are extended to borrowers through their checking account maintained at the Bank. These credit lines currently bear interest at 18.0% and are generally limited to $50,000.

        Underwriting standards for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

        At September 30, 1996, automobile loans, the largest component of the Bank's consumer loan portfolio, totalled $7.0 million, or 36.9% of the Bank's total consumer loan portfolio and 5.6% of the Bank's gross loan portfolio. The Bank originates loans to purchase both new and used automobiles at fixed rates of interest and terms of up to five years. The Bank's maximum loan-to-value ratio on new automobile loans is 95% of the borrower's cost, which includes such items as dealer options.

        Advances on home equity lines of credit represent the second largest component of the Bank's consumer loan portfolio. The Bank's home equity lines of credit are secured by a lien on the borrower's residence and are generally originated in amounts which, together with all prior liens on such residence, do not exceed 70.0% of the appraised value of the property securing the loan. The interest rates for home equity lines of credit float at a stated margin over the prime rate.
 Home equity lines of credit generally require interest only payments on the outstanding balance for the first five years of the loan, after which the outstanding balance may be converted into a fully amortizing, adjustable-rate loan with a term not in excess of 15 years. As of September 30, 1996, the Bank had $4.4 million in outstanding advances on home equity lines of credit, with an additional $1.4 million of unused home equity lines of credit.

        Consumer loans may entail greater credit risk than do residential first mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of high initial loan-to-value ratios, repossession, rehabilitation and carrying costs, and the greater likelihood of damage, loss or depreciation of the underlying collateral. Home equity line of credit loans are generally secured by subordinate mortgages which present greater risks than first mortgage liens. At September 30, 1996, $283,000, or 1.5% of the Bank's consumer loan portfolio was non-performing. There can be no assurances that additional delinquencies will not occur in the future.

Commercial Business Lending

        Federal regulations authorize federally-chartered savings banks, such as the Bank, to make non-real estate secured or unsecured loans for commercial, corporate, business and agricultural purposes, up to a maximum of 10% of total assets. The Bank engages in such commercial business lending only to a very limited extent and primarily through the New York Business Development Corporation (the "NYBDC"), a privately owned corporation which provides loans, management assistance, counseling and a variety of other financial programs to small and medium sized businesses located in New York. Loans made through the NYBDC may be to businesses located within or outside the Bank's primary market area. The Bank is one of 119 participating commercial and savings banks. At September 30, 1996, the Bank had approximately $26,000 in commercial business loans outstanding, representing an insignificant part of its loan portfolio, with an additional $109,000 committed for loans through NYBDC. At September 30, 1996, all of the Bank's commercial business loans were performing in accordance with their terms.

Loan Originations

        Loan originations are developed from continuing business with depositors and borrowers, referrals from real estate agents and walk-in customers.
All of the Bank's loans are originated by its salaried employees.

        The Bank's ability to originate loans is dependent upon demand for loans in its market. Demand is affected by the local economy and interest rate environment. The Bank retains all new fixed-rate and adjustable-rate real estate loans in its portfolio. The Bank does not sell loans and has not purchased any loans since fiscal 1993.

        During the year ended September 30, 1996, the Bank originated $26.8 million of loans, compared to $16.7 million and $27.8 million in 1995 and 1994, respectively. Management attributes the increase in originations during 1996 to the low interest rate environment after the Federal Reserve lowered the discount rate in January 1996, which caused many individuals to refinance their loans. Similarly, management attributes the decrease in or the "leveling off" of loan originations for the year ended September 30, 1995 as compared to the same period in 1994 to the sharp decline in refinancing as a result of a generally rising interest rate environment since mid-1994 and local market conditions.

        In periods of economic uncertainty, the Bank's ability to originate sufficient real estate loans with acceptable underwriting characteristics may be substantially reduced or restricted with a resultant decrease in operating earnings as assets may have to be invested in lower-yielding securities or similar investments. While the Bank currently does not sell loans, and presently has no intention to do so, management may consider selling loans in the future depending on market conditions and the asset/liability management requirements of the Bank.

        The following table shows the loan originations, purchases, sales, and repayment activities of the Bank for the periods indicated. The Bank did not sell any loans during the periods presented.

                                            Year Ended September 30,
                                            1996       1995        1994
                                                 (In Thousands)
Originations by type:
  One- to four-family and construction      $ 19,760   $  9,114    $20,467
  Multi-family and commercial                    150        ---        400
  Consumer                                     6,938      7,584      6,919
         Total loans originated               26,848     16,698     27,786

Purchases:
  Total                                          ---        ---        ---
Sales:
  Total                                          ---        ---        ---
Repayments:
  Principal repayments                       (22,312)   (17,098)   (27,345)
  Increase (decrease) in other items, net       (529)      (337)      (357)
         Net increase (decrease)            $  4,007   $   (737)   $    84

Asset Quality

        Generally, when a borrower fails to make a required payment on a loan secured by residential real estate, the Bank initiates collection procedures by mailing a delinquency notice after the account is 15 days delinquent. At 30 days delinquent, the Bank attempts to contact the customer by telephone to investigate the delinquency and a personal letter is sent to the customer requesting him or her to make arrangements to bring the loan current. If the delinquency is not cured by the 45th day, the Bank again attempts to contact the customer by telephone and another personal letter is sent. After 60 days delinquent, the Bank may commence foreclosure proceedings.

        With respect to consumer loans, when a borrower fails to make a required payment, the Bank initiates collection procedures by mailing a delinquency notice after the account is 10-15 days delinquent, and again at 20 days delinquent. At 25 days delinquent, the Bank attempts to contact the customer by telephone to investigate the delinquency. At 30 days delinquent, a personal letter is sent to the customer requesting him or her to make arrangements to bring the loan current. At 40 days delinquent, the Bank again attempts to contact the customer by telephone to secure payment. If the delinquency is not cured by the 45th day, the Bank refers the loan to its attorney, who sends another personal letter notifying the customer that no further payments will be accepted by the Bank absent a meeting between the customer and a Bank loan officer. If no satisfactory arrangements have been made by the 75th day, repossession of collateral, if possible, is undertaken and, if necessary, legal proceedings are commenced to collect the loan.

        The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 1996.

                                  Loans Delinquent For:
                          60-89 Days             90 Days and Over        Total Delinquent Loans
                                    Percent                   Percent                  Percent
                                    of Loan                   of Loan                  of Loan
                    Number  Amount  Category   Number Amount  Category   Number Amount Category
                                              (Dollars in Thousands)
One- to four-family
  real estate        10     $ 540       .54%   20     $ 1,008     1.00%  30     $1,548     1.54%
Multi-family
 and commercial
 real estate         --       ---       ---     1          78     1.52    1         78     1.52
Consumer             10        56       .29    11         283     1.49   21        339     1.78
     Total           20     $ 596       .48    32      $1,369     1.10   52     $1,965     1.58

Non-Performing Assets.

The table below sets forth the amounts and categories of the Bank's non-performing assets.  Loans are placed on non-accrual status when the loan is more than 90 days delinquent(except for FHA insured and VA guaranteed loans) or when the collection of principal and/or interest in full becomes doubtful.  When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and subsequent cash receipts generally are applied to reduce the unpaid principal balance. Foreclosed assets include assets acquired in settlement of loans.

                                                           September 30,
                                            1996      1995     1994     1993     1992
                                                      (Dollars in Thousands)
Non-accruing loans:
  One- to four-family real estate           $ 1,008   $  784   $  650   $  409   $  578
  Multi-family and commercial real estate        78      ---      ---      ---    1,351
  Consumer                                      283      251      ---       15        4
     Total                                    1,369    1,035      650      424    1,933

Troubled debt restructured loans:
  Multi-family and commercial real estate       ---      ---      ---    1,427      ---
     Total                                      ---      ---      ---    1,427      ---

Foreclosed assets, net:
  One- to four-family real estate               334      326      220       56      ---
  Multi-family and commercial real estate        23      158      158      ---      ---
     Total                                      357      484      378       56      ---

Total non-performing assets                 $ 1,726   $1,519   $1,028   $1,907   $1,933
Total as a percentage of total assets           .61%     .66%     .45%     .84%     .93%

        For the year ended September 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $77,000. The amount included in interest income on such loans during the year ended September 30, 1996 was not significant.

        Non-Accruing Assets. At September 30, 1996, the Bank had $1.4 million in non-accruing loans, which constituted 1.10% of the Bank's gross loan portfolio. At September 30, 1996, the Bank's non-accruing loans consisted of 20 one- to four-family residential mortgage loans totaling $1,008,000, one commercial real estate loan totaling $78,000 and eleven consumer loans totaling $283,000.

        Foreclosed Assets. As of September 30, 1996, the Bank had $357,000 in carrying value of foreclosed assets consisting of eight one- to four-family properties aggregating $334,000 and one commercial real estate property aggregating $23,000.

        Other Loans of Concern. As of September 30, 1996, there were $2.0 million of other loans (consisting of a restaurant/personal residence aggregating $200,000, and one commercial real estate loan totalling
$1.8 million) not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

        The largest other loan of concern is a commercial real estate loan secured by a motel located in Albany County, New York. The Bank originated the loan in July 1984 in the amount of $147,000 secured by a 50 room motel. The property was appraised at that time for $1.4 million. In 1986, the Bank made an additional loan of $845,000 to finance motel renovations. The current borrower assumed the loan in October 1987. The Bank made two additional loans totaling $130,000 to the borrower for the purchase of adjacent land and additional renovations.
 After delinquencies due to problems with motel operations, the Bank in May 1993 consolidated the outstanding loans by extending the loan term, obtaining additional collateral and lending an additional $400,000 for renovations. The modified terms included an effective interest rate consistent with the market at the time of the modification.
Total loans outstanding in May 1993 were approximately $1.5 million.
In October 1993, the Bank advanced an additional $400,000 for further renovations necessary to allow the motel to become a franchise of a major motel chain. In August 1994, the renovation of the motel was completed and the motel became a franchise of a major motel chain.
The loan has been amortizing based on a 25-year repayment term and a balloon payment is due at maturity in September 1998. The loan has been performing in accordance with its repayment terms since May
1993. In August 1996, the motel business and property were appraised at approximately $3.4 million. At September 30, 1996, the outstanding balance on the loan was $1.8 million.

        Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

        When an insured institution classifies problem assets as either substandard or doubtful, it may increase general allowances for loan losses in an amount deemed prudent by management to address the increased risk of loss on such assets. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.
An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review and adjustment by the OTS and the FDIC, which may order increases in general or specific loss allowances.

        In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1996, the Bank had classified $1.5 million as substandard and none as doubtful or loss.

        Allowance for Loan Losses. At September 30, 1996, the Bank had a total allowance for loan losses of $1.8 million, representing 134% of total non-performing loans. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

        Real estate properties acquired through foreclosure are recorded at fair value, less selling costs. If fair value, less selling costs, at the date of foreclosure is lower than the book balance of the related loan, the difference will be charged to the allowance for loan losses at the time of transfer. Valuations of the property are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

        The determination of the adequacy of the allowance is necessarily speculative, based upon future loan performance outside the control of the Bank. Adverse local, regional or national economic conditions, changes in interest rates, population, products and other factors can all adversely affect future loan delinquency rates. Unforeseen conditions could require adjustments to the allowance through additional loan loss provisions. Net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination.

The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                         Year Ended September 30,
                                               1996     1995     1994     1993     1992
                                                          (Dollars in Thousands)

Balance at beginning of period                 $1,950   $1,746   $1,294   $  857   $  464

Charge-offs:
  One- to four-family real estate                (237)     (12)      (3)     ---       (9)
  Multi-family and commercial real estate         ---      ---      ---      (20)     ---
  Consumer                                        (86)     (50)     (29)     (45)      (5)
    Total charge-offs                            (323)     (62)     (32)     (65)     (14)

Recoveries:
  One- to four-family real estate                 ---        1       14       10       12
  Consumer                                         11       10        5       22        5
    Total recoveries                               11       11       19       32       17

Net charge-offs                                  (312)     (51)     (13)     (33)       3
Additions charged to operations                   195      255      465      470      390
Balance at end of period                       $1,833   $1,950   $1,746   $1,294   $  857

Ratio of net charge-offs during the period to
 average loans outstanding during the period      .26%     .04%     .02%     .03%     .01%

Ratio of net charge-offs during the period to
 average non-performing assets                  18.60%    4.46%    1.01%    1.83%     .25%

The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:
                                                                                                September 30,
                                   1996                            1995                             1994
                                            Percent                          Percent                          Percent
                                            of Loans                         of Loans                         of Loans
                                  Loan      in Each                Loan      in Each                Loan      in Each
                      Amount of   Amounts   Category   Amount of   Amounts   Category   Amount of   Amounts   Category
                      Loan Loss   by        to Total   Loan Loss   by        to Total   Loan Loss   by        to Total
                      Allowance   Category  Loans      Allowance   Category  Loans      Allowance   Category  Loans
                                                                                          (Dollars in Thousands)
One- to four-family
 real estate          $  496      $100,383     80.34%  $  737      $ 95,588     79.04%  $  670      $ 96,570     79.37%
Multi-family and
  commercial real
  estate                 128         5,115      4.09      443         5,132      4.24      419         5,606      4.61
Construction             ---           423       .34      ---           230       .19      ---           743       .61
Consumer                 250        19,024     15.23      220        19,988     16.53      134        18,756     15.41
Unallocated              959           ---        --      550           ---        --      523           --         --
     Total            $1,833      $124,945    100.00%  $1,950      $120,938    100.00%  $1,746      $121,675    100.00%


                                  1993                             1992
                                            Percent                           Percent
                                            of Loans                          of Loans
                                  Loan      in Each                Loan       in Each
                      Amount of   Amounts   Category   Amount of   Amounts    Category
                      Loan Loss   by        to Total   Loan Loss   by         to Total
                      Allowance   Category  Loans      Allowance   Category   Loans

One- to four-family
 real estate         $ 505        $98,173    80.74%    $516        $105,467    83.09%
Multi-family and
  commercial real
  estate               317          3,628     2.98       36           4,325     3.41
Construction            19          1,776     1.46      ---             851      .67
Consumer                83         18,014    14.82       48          16,290    12.83
Unallocated            370            ---      ---      257             ---      ---
     Total          $1,294       $121,591   100.00%    $857        $126,933   100.00%

Investment Activities

        General. The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. For September 1996, the Bank's average regulatory liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 52.9%.

        Securities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions also may invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. At September 30, 1996, the Company's securities totaled $81.1 million, or 28.6% of total assets, $62.1 million of which are classified as "available for sale" and the balance of $19 million as "held to maturity."

        Generally, the investment policy of the Bank is to invest funds among various categories of investments and maturities based upon the Bank's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Bank's asset/liability management policies. To date, the Bank's investment strategy has been directed toward high-quality assets (primarily U.S. Government securities and federal agency obligations and high grade corporate debt securities) with short and intermediate terms (five years or less) to maturity. Corporate debt securities generally are considered of higher risk than U.S. Government securities and federal agency obligations. At September 30, 1996, the weighted average term to maturity or repricing of the security portfolio, excluding other marketable equity securities, was 1.14 years. See Note 4 of the Notes to Consolidated Financial Statements for information regarding the maturities of the Bank's securities available for sale portfolio and Note 5 for information on the Company's securities held to maturity portfolio.

        Mortgage-Backed Securities. In order to supplement loan production, meet its QTL requirement and achieve its asset/liability management goals, the Bank invests in mortgage-backed securities. All of the mortgage-backed securities owned by the Bank are issued, insured or guaranteed either directly or indirectly by a federal agency. At September 30, 1996, the Company had $35.0 million of mortgage-backed securities, or 12.3% of total assets, the majority of which, are classified as available for sale.
See Note 4 of the Notes to Consolidated Financial Statements for information regarding the maturities of the Bank's mortgage-backed securities portfolio.

        The following table sets forth the composition of the Company's securities, mortgage-backed securities and other interest-earning assets at the dates indicated.


                                                          September 30,
                                        1996                   1995                  1994
                               Amortized    % of      Amortized     % of     Amortized     % of
                               Cost         Total     Cost          Total    Cost          Total
                                                     (Dollars in Thousands)
Securities:
  U.S. government securities   $19,829       24.52%   $24,035        44.97%   $37,287       58.12%
  Corporate bonds                9,999       12.34     16,152        30.22     15,250       23.77
  Federal agency obligations    50,978       62.89     13,053        24.43     11,067       17.25
  Municipal bonds                  206         .25        203          .38        499         .78
  Other                              3         ---        ---          ---         48         .08
     Total securities          $81,015      100.00%   $53,443       100.00%   $64,151      100.00%
Average remaining contractual
 life of securities                 1.14 years             1.98 years             2.22 years

Federal Home Loan Bank Stock
 of New York, required by law  $ 1,159      100.00%       ---         ---        ---         ---

Other interest-earning assets:
  Federal funds sold           $35,600      100.00%   $34,700      100.00%   $24,600      100.00%

Mortgage-backed securities:
  GNMA                         $17,169       48.71%   $13,550       99.29%   $13,849       99.48%
  FNMA                          13,971       39.63        ---         ---        ---         ---
  FHLMC                          4,011       11.38         46         .34         55         .40
  Other                             98         .28         51         .37         18         .12

     Total mortgage-backed
      securities               $35,249      100.00%   $13,647      100.00%   $13,922      100.00%


        In December 1995, the Company transferred certain securities with amortized costs totaling $24.8 million and fair values totaling $25.3 million from the "held to maturity" classification to the "available for sale" classification. In addition, since the transfer, all new securities purchased have been designated as "available for sale."
For further detail on the "Available for Sale" and "Held to Maturity" portfolio see Notes 4 and 5, respectively, of the Company's Notes to Consolidated Financial Statements."

The composition and maturities of the securities portfolio by contractual maturity are indicated in the following table.
                                                                September 30, 1996
                                  Less Than      1 to 5         5 to 10       Over           Total Securities
                                  1 Year         Years          Years         10 Years
                                  Amortized      Amortized      Amortized     Amortized     Amortized    Fair
                                  Cost           Cost           Cost          Cost          Cost         Value
                                                                (Dollars in Thousands)
U.S. government securities
 and federal agency obligations   $46,964        $23,893        $  ---         $  ---       $70,807      $71,282
Corporate bonds and other           6,014          2,998           392            804        10,208       10,260
  Total investment securities     $52,978        $26,891        $  392         $  804       $81,015      $81,542

Weighted average yield             5.95%          6.37%          7.09%          6.66%        6.10%

        The Bank's securities portfolio at September 30, 1996, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

The following table sets forth the final contractual maturities of the Bank's mortgage-backed securities at September 30, 1996.

                                        Due in                             September 30,
               3 Years       3 to 5     5 to 10    10 to 20     Over 20    1996
               or Less       Years      Years      Years        Years      Amortized Cost
                                    (In Thousands)
GNMA           $ ---         $   ---    $  75      $3,524       $13,570    $17,169
FNMA             ---          13,971      ---         ---           ---     13,971
FHLMC            ---             ---      ---       4,011           ---      4,011
Other             51             ---      ---         ---            47         98

     Total     $  51         $13,971    $  75      $7,535       $13,617    $35,249

Sources of Funds

        General. The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of securities, short-term investments, and funds provided from operations.

        Deposits. The Bank offers deposit accounts having a range of interest rates and terms. The Bank offers passbook and statement savings accounts, money market savings accounts, transaction accounts, and certificate of deposit accounts currently ranging in terms from six months to six years. The Bank only solicits deposits from its primary market area and does not have brokered deposits. The Bank relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. The Bank generally does not utilize premiums or promotional gifts for new accounts, although one existing program for senior citizens does provide certain enumerated benefits, such as discounts on loans and safe deposit boxes, free travelers checks, money orders and a variety of other services.

        The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. In recent years, the Bank has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious.
The Bank manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives.
Based on its experience, the Bank believes that its passbook, statement savings accounts, money market savings accounts and transaction accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit and the rates paid on those deposits has been and will continue to be significantly affected by market conditions.

The following table sets forth the deposit flows at the Bank during the periods indicated.
                           Year Ended September 30,
                      1996          1995          1994
                            (Dollars in Thousands)
Opening balance       $197,230      $200,825      $199,812
Deposits               235,800       235,872       198,323
Withdrawals            244,962       247,438       204,735
Interest credited        8,685         7,971         7,425

Ending balance        $196,753      $197,230      $200,825

Net increase
(decrease)            $   (477)     $ (3,595)     $  1,013

Percent increase
(decrease)             (.24)%        (1.79)%        .51%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                    Year Ended September 30,
                                        1996                   1995                  1994
                                            Percent                Percent               Percent
                                  Amount    of Total     Amount    of Total    Amount    of Total
                                                       (Dollars in Thousands)
Non-Certificate Deposits(<F1>):

Statement savings accounts 3.50%  $  7,881      4.01%    $  7,019      3.56%   $  9,954      4.96%
Demand accounts                      3,714      1.89        4,008      2.03       3,685      1.83
Passbook savings accounts 3.50%     75,477     38.36       78,292     39.70     107,892     53.72
NOW accounts 2.50%                   9,070      4.61        7,799      3.96       8,052      4.01
Money market accounts 3.45%          7,752      3.94        8,589      4.35       9,531      4.75

Total non-certificates             103,894     52.81      105,707     53.60     139,114     69.27

Certificates of Deposit:

 2.00 -  3.99%                          30       .01          776       .39      20,888     10.40
 4.00 -  5.99%                      75,293     38.27       55,435     28.10      38,357     19.10
 6.00 -  7.99%                      17,536      8.91       34,546     17.52         445       .22
 8.00 -  9.99%                         ---       ---          766       .39       2,021      1.01

Total certificates                  92,859     47.19       91,523     46.40      61,711     30.73
Total deposits                    $196,753    100.00%    $197,230    100.00%   $200,825    100.00%

  <FN1> Interest rates shown are as of September 30, 1996.

The following table shows rate and maturity information for the Bank's certificates of deposit as of September 30, 1996.


                                                                                       Percent
                                2.00-3.99%     4.00-5.99%     6.00-7.99%     Total     of Total
                                                    (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

December 31, 1996               $ 1             $17,547        $ 1,622       $19,170      20.64%
March 31, 1997                    9              19,585          2,381        21,975      23.67
June 30, 1997                    --              10,048          2,318        12,366      13.32
September 30, 1997               --               9,786          1,187        10,973      11.82
December 31, 1997                --               2,007          2,305         4,312       4.64
March 31, 1998                   --               2,367          2,859         5,226       5.63
June 30, 1998                    --               1,738          3,187         4,925       5.30
September 30, 1998               20               1,919          1,644         3,583       3.86
December 31, 1998                --               3,096            ---         3,096       3.33
March 31, 1999                   --               1,399             33         1,432       1.54
June 30, 1999                    --               2,050            ---         2,050       2.21
September 30, 1999               --               1,411            ---         1,411       1.52
Thereafter                       --               2,340            ---         2,340       2.52

   Total                        $30             $75,293        $17,536       $92,859     100.00%

   Percent of total             .03%             81.08%         18.89%

The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of September 30, 1996.
                                                                       Maturity
                                                             Over          Over
                                              3 Months       3 to 6        6 to 12      Over
                                              or Less        Months        Months       12 months       Total
                                                                    (In Thousands)
Certificates of deposit less than $100,000    $18,147        $19,307       $21,753      $26,398         $85,605
Certificates of deposit of $100,000 or more     1,023          2,668         1,586        1,977           7,254

Total certificates of deposit                 $19,170        $21,975       $23,339      $28,375         $92,859

        Borrowings. Although deposits are the Bank's primary source of funds, the Bank may utilize borrowings as a funding source. As a member of the FHLBNY, the Bank has access to FHLBNY advances.

        At September 30, 1996, the Bank had no borrowings and has had no borrowings for the past five years.

Subsidiary and Other Activities

        As a federally chartered savings association, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $5.2 million at September 30, 1996, in the stock of, or loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. Federal associations also are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.
 As of September 30, 1996, the Bank had no subsidiaries.

Competition

        The Bank faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Bank's primary market area.
Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

        The Bank attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from mutual funds and other savings institutions, commercial banks and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available at three of the Bank's offices.
 At September 30, 1996, the Bank held approximately 30% of total financial institution deposits and 58% of total thrift deposits in Greene County, New York, and approximately .09% of total financial institution deposits in Albany County, New York.

Employees

        At September 30, 1996, the Bank had a total of 58 employees, including four part-time employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.


ITEM 2.  PROPERTIES

The Bank conducts its business at its main office and two other banking offices in its primary market area, and has scheduled to open a new branch in December 1996, in Windham, New York. The following table sets forth information relating to each of the Bank's offices as of September 30, 1996. The Bank also owns a parking lot located at 313-317 Main Street, Catskill, New York, which is used to service the main office. The net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 1996 was $1.9 million. See Note 8 of Notes to Consolidated Financial Statements. The Bank believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Holding Company, subject to possible future expansion.

                                                      Total
                                          Owned       Approximate
                          Date            or          Square     Net Book
Location                  Acquired        Leased      Footage    Value

Main Office:

341 Main Street
Catskill, New York        Prior to 1950   Owned       11,750     $  553,585

Branch Offices:

Route 9-W
Ravena, New York          1972            Owned        2,822        215,910

Route 9-W
Corner Boulevard Avenue
Catskill, New York        1978            Owned        2,900        679,875

Route 296(<F1>)
Windham, New York         1996            Owned        3,620        246,693
                                                                 $1,696,063

  <FN1> Branch opened December 1996

        The Bank maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at September 30, 1996 was $128,000.

ITEM 3. LEGAL PROCEEDINGS

Prior to February 6, 1995, the Bank was a shareholder, debenture holder and depositor of Nationar, a New York chartered trust company owned by a large group of New York savings banks, including the Bank. Nationar provided correspondent, check clearing, custodial, research and related services to such savings banks and other financial institutions.
On February 6, 1995, the Superintendent seized Nationar, freezing all of its assets. As of such date, the Bank had a demand account balance with Nationar of approximately $3.3 million, a Nationar debenture of approximately $40,000 collateralized by a $100,000 investment security and Nationar capital stock of approximately $7,200.

        The Bank established a $660,000 reserve with respect to its Nationar claims and charged off its $40,000 debenture and its $7,200 in capital stock during fiscal 1995. This year, the Bank received payment of $3.1 million of its claims against Nationar, and retains a $100,000 reserve against its remaining claim. Therefore, $560,000 of the reserve established in 1995 was recovered and recorded as income in 1996.

        The Bank is involved as plaintiff or defendant in various other legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Catskill Savings in the proceedings, that the resolution of these proceedings should not have a material effect on the Bank's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        During the fourth quarter of fiscal 1996, there were no matters submitted to vote of shareholders of Catskill Financial Corporation.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

        The following information included in the Annual Report to Shareholders for the fiscal year ended September 30, 1996, (the "Annual Report"), is incorporated herein by reference: "SHAREHOLDER INFORMATION - Common
Stock", which appears on page 44 of the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

        The following information included in the Annual Report is incorporated herein by reference: "SELECTED CONSOLIDATED FINANCIAL INFORMATION" which appears on page 2 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", which appears on pages 4 through 16 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following information included in the Annual Report is incorporated herein by reference: The consolidated statements of financial condition of Catskill Financial Corporation and Subsidiary as of September 30,
1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996, together with the related notes and the independent auditors' report thereon, all of which appears on pages 17 through 43 of the Annual Report and "Summary of Unaudited
Consolidated Quarterly Financial Information" which appears on page 3 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following information included in the Proxy Statement is incorporated herein by reference: "ELECTION OF DIRECTORS" and "INFORMATION CONCERNING THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS", which appears on pages 2 through 4 of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

        The information included on pages 5 and 6 of the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following information included in the Proxy Statement is incorporated herein by reference: "INFORMATION CONCERNING THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS--Voting Securities and Certain Holders Thereof", which appears on pages 4 and 5 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information included on page 10 of the Proxy Statement is incorporated herein by reference: "THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS - Transactions With Directors and officers."

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Listed below are all financial statements and exhibits filed as part of this report:

             (1) The consolidated statements of financial condition of Catskill Financial Corporation and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996, together with the related notes and the independent auditors' report thereon, appearing in the Annual Report on pages 17 through 43 are incorporated herein by reference.

             (2)     Schedules omitted as they are not applicable

             (3)     Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference:


Regulation S-K Exhibit
Reference Number           Description
3.1                        Certificate of Incorporation of Catskill Financial Corporation (incorporated by reference to
                           Exhibit 3.1 to the Registration Statement on Form S-1  No. #33-81019, of Catskill Financial
                           Corporation, filed on February 5, 1996, (hereinafter "Form S-1")

3.2                        By laws of Catskill Financial Corporation (incorporated by reference to Exhibit 3.2 to Form S-1

4                          Specimen Stock Certificate (incorporated by reference to Exhibit 4 to Form S-1.)

10.1                       Catskill Financial Corporation 1995 Stock Option and Incentive Compensation Plan (incorporated by reference to Proxy Statement for Special Meeting of Stockholders of Catskill Financial Corporation
                           held on October 24, 1996.)

10.2                       Employment agreement dated April 1, 1996, by and between Catskill Savings Bank and Wilbur J. Cross.

10.3                       Catskill Financial Corporation Employee Stock Ownership Plan (incorporated by reference to Exhibit
                           10.3 to Form S-1.)

10.4                       Catskill Financial Corporation Management Recognition Plan (incorporated by reference to Proxy
                           Statement for Special Meeting of Stockholders of Catskill Financial Corporation held on
                           October 24, 1996.)

10.7                       Trustees Deferred Compensation Plan of Catskill Savings Bank (incorporated by reference to
                           Exhibit 10.7 to Form S-1.)

13                         1996 Annual Report to security holders

21                         Subsidiaries of the registrant



                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CATSKILL FINANCIAL CORPORATION
                                  (Registrant)

                          By: _________________________

                          Wilbur J. Cross
                          Director & Chairman of the Board,
                          President & Chief Executive Officer

Date:  December 23, 1996

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                               Date
_________________________      Director & Chairman of the Board,   December 23, 1996
Wilbur J. Cross                President and Chief
                               Executive Officer

_________________________      Chief Financial Officer              December 23, 1996
David J. DeLuca                (Principal Financial Officer &
                               Principal Accounting Officer)

_________________________      Director                             December 23, 1996
George P. Jones

_________________________      Director                             December 23, 1996
Richard A. Marshall

_________________________      Director                             December 23, 1996
Allan D. Oren

_________________________      Director                             December 23, 1996
Hugh J. Quigley

_________________________      Director                             December 23, 1996
Edward P. Steifel, Esq.

                                 Exhibit 10.2
                             EMPLOYMENT AGREEMENT

        THIS EMPLOYMENT AGREEMENT ("Agreement") is made and entered into as of this 1st day of April, 1996, by and between Catskill Savings
Bank (hereinafter referred to as the "Bank" whether in mutual or stock form), and Wilbur J. Cross (the "Employee").

        WHEREAS, the Employee is currently serving as President and CEO of the Bank; and

        WHEREAS, the Bank has adopted a plan of conversion whereby the Bank will convert to capital stock form as the subsidiary of Catskill Financial Corporation (the "Holding Company"), subject to the approval of the Bank's members and the Office of Thrift Supervision (the "Conversion");
and

        WHEREAS, the board of directors of the Bank ("Board of Directors") recognizes that, as is the case with publicly held corporations generally, the possibility of a change in control of the Holding Company and/or the Bank may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of key management personnel to the detriment of the Bank, the Holding Company and their respective stockholders;
and

        WHEREAS, the Board of Directors believes it is in the best interests of the Bank to enter into this Agreement with the Employee in order to assure continuity of management of the Bank and to reinforce and encourage the continued attention and dedication of the Employee to the Employee's assigned duties without distraction in the face of potentially disruptive circumstances arising from the possibility of a change in control of the Holding Company or the Bank, although no such change is now contemplated; and

        WHEREAS, the Board of Directors has approved and authorized the execution of this Agreement with the Employee to take effect as stated in Section 2 hereof;

        NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, it is AGREED as follows:

        1.      Definitions.

        (a)     The term "Change in Control" means (1) an event of a nature that
(i) results in a change in control of the Bank or the Holding Company within the meaning of the Home Owners' Loan Act of 1933 and 12 C.
F. R. Part 574 as in effect on the date hereof; or (ii) would be required to be reported in response to Item 1 of the current report on Form
8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); (2) any person (as the term is used in Sections 13(d) and 14(d) of the Exchange
Act) is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of the Bank or the Holding Company representing 20% or more of the Bank's or the Holding Company's outstanding securities; (3) individuals who are members of the board of directors of the Bank or the Holding Company on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Holding Company's stockholders was approved by the nominating committee serving under an Incumbent Board, shall be considered a member of the Incumbent
Board; or (4) a reorganization, merger, consolidation, sale of all or substantially all of the assets of the Bank or the Holding Company or a similar transaction in which the Bank or the Holding Company is not the resulting entity. The term "Change in Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Holding Company or the acquisition of securities of the Bank by the Holding Company in connection with the Conversion.
 In the application of 12 C.F.R. Part 574 to a determination of a Change in Control, determinations to be made by the OTS or its Director under such regulations shall be made by the Board of Directors.

        (b) The term "Commencement Date" means the date of completion of Conversion.

        (c) The term "Date of Termination" means the date upon which the Employee ceases to serve as an employee of the Bank.

        (d) The term "Involuntarily Termination" means termination of the employment of Employee without the Employee's express written consent, and shall include a material diminution of or interference with the Employee's duties, responsibilities and benefits as President and CEO of the Bank, including (without limitation) any of the following actions unless consented to in writing by the Employee: (1) a change in the principal workplace of the Employee to a location outside of a 30 mile radius from the Bank's headquarters office as of the date hereof; (2) a material demotion of the Employee; (3) a material reduction in the number or seniority of other Bank personnel reporting to the Employee or a material reduction in the frequency with which, or in the nature of the matters with respect to which, such personnel are to report to the Employee, other than as part of a Bank- or Holding Company-wide reduction in staff; (4) a material adverse change in the Employee's salary, perquisites, benefits, contingent benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Bank or the Holding Company; and (5) a material permanent increase in the required hours of work or the workload of the Employee. The term "Involuntary Termination" does not include Termination for Cause or termination of employment due to retirement, death, disability or suspension or temporary or permanent prohibition from participation in the conduct of the Bank's affairs under Section 8 of the Federal
Deposit Insurance Act ("FDIA").

        (e) The terms "Termination for Cause" and "Terminated For Cause" mean termination of the employment of the Employee because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. The Employee shall not be deemed to have been Terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution, duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board of Directors of the Bank at a meeting of the Board called and held for such purpose (after reasonable notice to the Employee and an opportunity for the Employee, together with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board the Employee has engaged in conduct described in the preceding sentence and specifying the particulars thereof in detail.

        2. Term. The term of this Agreement shall be a period of three years commencing on the Commencement Date, subject to earlier termination as provided herein. Beginning on the first anniversary of the Commencement Date, and on each anniversary thereafter, the term of this Agreement shall be extended for a period of one year in addition to the then-remaining term, provided that (1) the Bank has not given notice to the Employee in writing at least 90 days prior to such anniversary that the term of this Agreement shall not be,extended further; and (2) prior to such anniversary, the Board of Directors of the Bank explicitly reviews and approves the extension. Reference herein to the term of this Agreement shall refer to both such initial term and such extended terms.

        3. Employment. The Employee is employed as President and CEO of the Bank. As such, the Employee shall render administrative and management services as are customarily performed by persons situated in similar executive capacities, and shall have such other powers and duties of an officer of the Bank as the Board of Directors may prescribe from time to time.

        4.      Compensation.

        (a) Salary. The Bank agrees to pay the Employee during the term of this Agreement, not less frequently than monthly, the salary established by the Board of Directors, which shall be at least the Employee's salary in effect as of the Commencement Date. The amount of the Employee's salary shall be reviewed by the Board of Directors, beginning not later than the first anniversary of the Commencement Date. Adjustments in salary or other compensation shall not limit or reduce any other obligation of the Bank under this Agreement. The Employee's salary in effect from time to time during the term of this Agreement shall not thereafter be reduced.

        (b) Discretionary Bonuses. The Employee shall be entitled to participate in an equitable manner with all other executive officers of the Bank in discretionary bonuses as authorized and declared by the Board of Directors to its executive employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Employee's right to participate in such bonuses when and as declared by the Board of Directors.

        (c) Expenses. The Employee shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Employee in performing services under this Agreement in accordance with the policies and procedures applicable to the executive officers of the Bank, provided that the Employee accounts for such expenses as required under such policies and procedures.


        5.      Benefits.

        (a) Participation in Retirement and Employee Benefit Plans. The Employee shall be entitled to participate in all plans relating to pension, thrift, profit-sharing, group life and disability insurance, medical and dental coverage, education, cash bonuses, and other retirement or employee benefits or combinations thereof, in which the Bank's executive officers participate.

        (b) Fringe Benefits. The Employee shall be eligible to participate in, and receive benefits under, any fringe benefit plans which are or may become applicable to the Bank's executive officers.

        6. Vacations, Leave. The Employee shall be entitled to annual paid vacation in accordance with the policies established by the Bank's Board of Directors for executive employees and to voluntary leave of absence, with or without pay, from time to time at such times and upon such conditions as the Board of Directors of the Bank may determine in its discretion.

        7.      Termination of Employment.

        (a) Involuntary Termination. The Board of Directors may terminate the Employee's employment at any time, but, except in the case of Termination for Cause, termination of employment shall not prejudice the Employee's right to compensation or other benefits under this Agreement. In the event of Involuntary Termination other than in connection with or within twelve (12) months after a Change in Control,
(1) the Bank shall pay to the Employee during the remaining term of this Agreement, the Employee's salary at the rate in effect immediately prior to the Date of Termination, payable in such manner and at such times as such salary would have been payable to the Employee under
Section 4 if the Employee had continued to be employed by the Bank, and (2) the Bank shall provide to the Employee during the remaining term of this Agreement substantially the same health benefits as the Bank maintained for its executive officers immediately prior to the Date of Termination.

        (b) Termination for Cause. In the event of Termination for Cause, the Bank shall pay the Employee the Employee's salary through the Date of Termination, and the Bank shall have no further obligation to the Employee under this Agreement.

        (c) Voluntary Termination. The Employee's employment may be voluntarily terminated by the Employee at any time upon 90 days written notice to the Bank or upon such shorter period as may be agreed upon between the Employee and the Board of Directors of the Bank. In the event of such voluntary termination, the Bank shall be obligated to continue to pay to the Employee the Employee's salary and benefits only through the Date of Termination, at the time such payments are due, and the Bank shall have no further obligation to the Employee under this Agreement.


        (d) Change in Control. In the event of Involuntary Termination in connection with or within 12 months after a Change in Control which occurs at any time while the Employee is employed under this Agreement, the Bank shall, subject to Section 8 of this Agreement, (1) pay to the Employee in a lump sum cash within 25 business days after the Date of Termination an amount equal to 299% of the Employee's "base amount" as defined in Section 28OG of the Internal Revenue Code of 1986, as amended (the "Code"); and (2) provide to the Employee during the remaining term of this Agreement substantially the same health benefits as the Bank maintained for its executive officers immediately prior to the Change in Control.

        (e) Death; Disability. In the event of the death of the Employee while employed under this Agreement and prior to any termination of employment, the Employee's estate, or such person as the Employee may have previously designated in writing, shall be entitled to receive from the Bank the salary of the Employee through the last day of the calendar month in which the Employee died. If the Employee becomes disabled as defined in the Bank's then current disability plan, if any, or if the employee is otherwise unable to serve as President and CEO, this Agreement shall continue in full force and effect, except that the salary paid to the Employee shall be reduced by any disability insurance payments made to Employee on policies of insurance maintained by the Bank at its expense.

        (f) Temporary Suspension or Prohibition. If the Employee is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) or (g)(1) of the FDIA, 12 U.S.C. 1818(e)(3) and (g)(1), the Bank's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (1) pay the Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (11) reinstate in whole or in part any of its obligations which were suspended.

        (g) Permanent Suspension or Prohibition. If the Employee is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, 12 U.S.C. 1818(e)(4) and (g)(1), all obligations of the Bank under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

        (h) Default of the Bank. If the Bank is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of the contracting parties.

        (i) Termination by Regulators. All obligations under this Agreement shall be terminated, except to the extent determined that continuation of this Agreement is necessary for the continued operation of the
Bank: (1) by the Director of the Office of Thrift Supervision (the
"Director") or his or her designee, at the time the Federal Deposit
Insurance Corporation enters into an agreement to provide assistance to or on behalf of the Bank under the authority contained in Section
13(c) of the FDIA; or (2) by the Director or his or her designee, at the time the Director or his or her designee approves a supervisory merger to resolve problems related to operation of the Bank or when the Bank is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.

        8.      Certain Reduction of Payments by the Bank.

        (a) Notwithstanding any other provision of this Agreement, if payments under this Agreement, together with any other payments received or to be received by the Employee in connection with a Change in Control
WOULD cause any amount to be nondeductible by the Bank or the Holding Company for federal income tax purposes pursuant to Section 28OG of the Code, then benefits under this Agreement shall be reduced (not less than zero) to the extent necessary so as to maximize payments to the Employee without causing any amount to become nondeductible by the Bank or the Holding Company. The Employee shall determine the allocation of such reduction among payments to the Employee.

        (b) Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

        9. No Mitigation. The Employee shall not be required to mitigate the amount of any salary or other payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Employee as the result of employment by another employer, by retirement benefits after the Date of Termination or otherwise.

        10. Attorneys Fees. In the event the Bank exercises its right of Termination for Cause, but it is determined by a court of competent jurisdiction or by an arbitrator pursuant to Section 17 that cause did not exist for such termination, or if in any event it is determined by any such court or arbitrator that the Bank has failed to make timely payment of any amounts owed to the Employee under this Agreement, the Employee shall be entitled to reimbursement for all reasonable costs, including attorneys' fees, incurred in challenging such termination or collecting such amounts. Such reimbursement shall be in addition to all rights to which the Employee is otherwise entitled under this Agreement.

        11.     No Assignments.

        (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank shall require any successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Bank, by an assumption agreement in form and substance satisfactory to the Employee, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Bank would be required to perform it if no such succession or assignment had taken place.
 Failure of the Bank to obtain such an assumption agreement prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the Employee to compensation from the Bank in the same amount and on the same terms as the compensation pursuant to Section 7(d) hereof. For purposes of implementing the provisions of this Section I 1(a), the date on which any such succession becomes effective shall be deemed the Date of Termination.

        (b) This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Employee should die while any amounts would still be payable to the Employee hereunder if the Employee had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Employee's devisee, legatee or other designee or if there is no such designee, to the Employee's estate.

        12. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, to the Bank at its home office, to the attention of the Board of Directors with a copy to the Secretary of the Bank, or, if to the Employee, to such home or other address as the Employee has most recently provided in writing to the Bank.

        13. Amendments. No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

        14. Headings. The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

        15. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

        16. Governing Law. This Agreement shall be governed by the laws of the United States to the extent applicable and otherwise by the laws of the State of New York.

        17. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.


        IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

        THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.



Attest:                           CATSKILL SAVINGS BANK


/s/ David L. Guldenstern                      /s/ Allan Oren

________________________________              ________________________________
                                              DIRECTOR

                                              /s/ Wilbur J. Cross

                                              ________________________________
                                              EMPLOYEE


                                 EXHIBIT 21

                      SUBSIDIARIES OF THE REGISTRANT

                                                               State of
                                             Percentage of     Incorporation
Parent               Subsidiary              Ownership         or Organization

Catskill Financial   Catskill Savings Bank   100%              New York
Corporation


                                           SELECTED CONSOLIDATED FINANCIAL INFORMATION
                                                                               September 30,
                                                                                  1996     1995       1994      1993      1992
                                                                               (In Thousands)
Selected Consolidated Financial Condition Data:

Total assets                                                                   $283,759  $230,102  $230,518  $226,610  $208,373
Cash and cash equivalents                                                        39,712    38,064    29,580    35,457    18,528
Loans receivable, net                                                           122,533   118,364   119,233   119,585   125,278
Mortgage-backed securities                                                       34,902    13,647    13,922    12,973    10,061
Other securities                                                                 82,375    53,443    64,151    55,094    50,904
Deposits                                                                        196,753   197,230   200,825   199,812   184,028
Total equity                                                                     82,381    28,667    26,943    24,852    22,754

                                                                               Year Ended September 30,
                                                                                  1996      1995      1994      1993      1992
                                                                               (In Thousands)
Selected Consolidated Operations Data:

Total interest income                                                          $17,932   $15,592   $15,022   $15,419   $16,974
Total interest expense                                                           9,022     8,009     7,529     8,051    10,379
   Net interest income                                                           8,910     7,583     7,493     7,368     6,595
Provision for loan losses                                                          195       255       465       470       390
Net interest income after provision for loan losses                              8,715     7,328     7,028     6,898     6,205
Total non-interest income                                                          996       262       339       367       332
Total non-interest expense                                                       4,258     4,665     3,814     3,489     3,371
Income before taxes                                                              5,453     2,925     3,553     3,776     3,166
Income tax expense                                                               2,136     1,201     1,463     1,678     1,384
Net income                                                                     $ 3,317   $ 1,724   $ 2,090   $ 2,098   $ 1,782

                                                                               Year Ended September 30,
                                                                                  1996      1995      1994      1993      1992

Selected Financial Ratios and Other Data:
Performance Ratios:
  Return on assets (ratio of net income to average total assets)                  1.25%      .76%      .90%      .97%      .86%
  Return on equity (ratio of net income to average equity)                        6.33      6.15      8.06      8.79      7.96
  Average net interest rate spread                                                2.54      2.99      3.03      3.16      2.79
  Net interest margin(1)                                                          3.44      3.47      3.36      3.56      3.30
  Ratio of operating expense to average total assets                              1.60      1.77(2)   1.65      1.62      1.62
  Efficiency ratio(3)                                                            45.56     51.05     48.47     45.11     48.66
  Ratio of average interest-earning assets to average interest-
bearing liabilities                                                             125.79    112.97    109.92    110.34    109.88

Quality Ratios:
 Non-performing assets to total assets at end of period                            .61       .66       .45       .84       .93
 Allowance for loan losses to non-performing loans                              133.89    188.41    268.62     69.91     44.34
 Allowance for loan losses to loans receivable                                    1.47      1.61      1.43      1.06       .68

Capital Ratios:
 Equity to total assets at end of period                                         29.03     12.46     11.69     10.97     10.92
 Average equity to average assets                                                19.73     12.44     11.23     11.09     10.51

Other Data:
 Number of full-service offices                                                   3         3         3         3         3

<F1>  Net interest income divided by average interest earning assets.
<F2>  Excludes $660,000 provision for Nationar loss contingency.  See Note 15 to the Notes to Consolidated Financial Statements.
<F3>  Efficiency ratio is recurring non-interest expense/(recurring non-interest income plus net interest income).  For 1996, excludes
$560,000 Nationar recovery and for 1995 excludes $660,000 provision for Nationar loss contingency.

SUMMARY OF UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

                             Year Ended September 30, 1996                     Year Ended September 30, 1995
                                First    Second     Third    Fourth    Year       First    Second     Third    Fourth    Year
                             (In Thousands, except per share amounts)

Total interest income        $ 4,009   $ 4,006   $ 4,985   $ 4,932   $17,932   $ 3,833   $ 3,809   $ 3,913   $ 4,037   $15,592
Total interest expense         2,217     2,187     2,461     2,157     9,022     1,866     1,895     2,063     2,185     8,009
   Net interest income         1,792     1,819     2,524     2,775     8,910     1,967     1,914     1,850     1,852     7,583
Provision for loan losses         45        30        45        75       195       120        45        45        45       255
Net interest income after
 provision for loan losses     1,747     1,789     2,479     2,700     8,715     1,847     1,869     1,805     1,807     7,328
Total non-interest income        111       127       660        98       996        72        79        23        88       262
Total non-interest expense     1,022       937     1,205     1,094     4,258       973       960     1,134     1,598     4,665
Income before taxes          $   836   $   979   $ 1,934   $ 1,704   $ 5,453   $   946   $   988   $   694   $   297   $ 2,925
Income tax expense               299       402       795       640     2,136       373       402       275       151     1,201
Net income                   $   537   $   577   $ 1,139   $ 1,064   $ 3,317   $   573   $   586   $   419   $   146   $ 1,724

Net income per common share*                    $    .18   $   .20   $   .38

<F1>* Company completed its initial public offering on April 18, 1996, so net income per common share is not applicable to all periods prior to that date, and is based on weighted average common shares outstanding excluding unallocated ESOP shares. In calculating 1996 fiscal year's earnings per share, post conversion net income and weighted average shares outstanding were used. See Note 1 to Notes to Consolidated Financial Statements.

Certain reclassifications have been made to prior quarters' amounts to conform with current quarter's presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Catskill Financial Corporation (the "Company" or "Catskill Financial") was formed in December 1995 to acquire all of the common stock of Catskill Savings Bank (the "Bank") upon its conversion from a mutual savings bank to a stock savings bank. On April 18, 1996, the Company completed its initial public stock offering, issuing 5,686,750 shares of $.01 par value common stock at $10.00 per share. Net proceeds to the Company were $54.9 million after conversion costs, and $50.4 million excluding the shares acquired by the Company's Employee Stock Ownership Plan (the "ESOP"), which were purchased with the proceeds of a loan from the Company.

The consolidated financial condition and operating results of the Company are primarily dependent upon its wholly owned subsidiary, the Bank, and all references to the Company prior to April 18, 1996, except where otherwise indicated, are to the Bank.

The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses such deposits, together with other funds, to originate one to four family residential mortgages, and, to a lesser extent, consumer (including home equity lines of credit), commercial, and multi-family real estate and other loans in its primary market area. The Bank's primary market is comprised of Greene County and southern Albany County in New York, which are serviced through four banking offices, the most recent having opened in December 1996. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), and, as a federal savings bank, the Bank is subject to regulation by the Office of Thrift Supervision ("OTS").

The Bank's profitability, like many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on interest earning assets, such as loans and investments, and the interest it pays on interest bearing liabilities, principally deposits.

Results of operations are also affected by the Bank's provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses and to a lesser extent, non-interest income such as service charges on deposit accounts.

Financial institutions in general, including the Company, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, the interest rate conditions and funds availability. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preference and the levels of personal income and savings in the Bank's primary market area.

FINANCIAL CONDITION

Total assets were $283.8 million at September 30, 1996, an increase of $53.7 million, or 23.3% over the $230.1 million at September 30, 1995. The asset increase resulted principally from the receipt of net investable proceeds of $50.4 million from the Company's stock offering consummated April 18, 1996, with the balance funded by the retention of Company's net income of $3.3 million for the fiscal year ended September 30, 1996. Cash and cash equivalents increased to $39.7 million, at September 30, 1996, an increase of $1.6 million, or 4.3%. However, cash and cash equivalents had been much higher during the year, first as the Company held the proceeds of stock subscriptions prior to consummation of the stock offering and later as the Company gradually deployed the offering proceeds. The Company has historically maintained high levels of liquidity with cash and cash equivalents representing 14.0% of total assets at September 30, 1996, compared to 16.5% of total assets at September 30, 1995.

Total securities, which include securities available for sale ("AFS"), securities held to maturity ("HTM") and Federal Home Loan Bank Stock, were $117.3 million at September 30, 1996, an increase of $50.2 million, or 74.8% over the $67.1 million as of September 30, 1995. Total securities now represent 41.3% of total assets compared to 29.2% as of September 30, 1995. The net increase in total securities represents the investment of the net public offering proceeds principally in mortgage backed securities, which totalled $35.0 million at September 30, 1996, or $21.4 million more than last year; short-term U.S. agency securities of $22.0 million; and various callable agency notes. The increase in securities consists of a $97.0 million increase in securities classified as available for sale and a required $1.2 million investment in Federal Home Loan Bank stock, partially offset by a $48.0 million decrease in securities classified as held to maturity. In December 1995, the Company reclassified certain investment securities and mortgage backed securities from held to maturity to available for sale in response to the one-time opportunity to reassess classifications under Statement of Financial Accounting Standards ("SFAS") #115. Securities with an aggregate amortized cost of $24.8 million and an aggregate fair market value of $25.3 million were transferred to available for sale.

Net loans receivable were $122.5 million as of September 30, 1996, an increase of $4.1 million, or 3.5% over the $118.4 million as of September 30, 1995. Residential real estate loans increased $4.8 million or 5.0%, as a generally lower rate environment which followed the Federal Reserve decrease in the discount rate in January 1996 encouraged borrowers to refinance. The Company's consumer loan portfolio, at September 30, 1996, was $19.0 million, or 15.2% of total loans, a decrease of $1.0 million from September 30, 1995, when they represented 16.5% of total loans. The decrease in consumer loans was principally a decrease in home equity loans outstanding, as the lower mortgage rates encouraged customers to refinance their underlying first mortgages and repay their home equity loans.

Deposits held at Nationar, net, decreased from $2.6 million at September 30, 1995 to $88,000 at September 30, 1996. The decrease reflects the Bank receiving $3.1 million of its $3.3 million claim against Nationar, and the Bank reducing its reserve established in fiscal 1995 at $660,000 to $100,000, as $560,000 was shown as a recovery in non-interest income in fiscal 1996. See Note 15 of Notes to the Consolidated Financial Statements.

Total deposits were $196.7 million, a decrease of $.5 million, or .2% from the $197.2 million at September 30, 1995. Savings deposits were $83.4 million, at September 30, 1996, or 42.4% of total deposits, a decrease of $2.0 million, or 2.3% from 1995, which represented 43.3% of total deposits. The decrease in savings deposits, was somewhat offset by increases in certificate of deposits of $1.3 million. The decrease in savings is a continuing of a trend which commenced in fiscal 1994, as the general level of interest rates increased, and depositors switched into higher yield certificates of deposits. Certificates of deposits now total $92.9 million, or 47.2% of total deposits, compared to $91.5 million or 46.4% of total deposits at September 30, 1995.

Shareholders' equity at September 30, 1996 was $82.4 million, an increase of $53.7 million from the Bank's net worth at September 30, 1995. The increase represents the receipt of net proceeds of $54.9 million from the Company's initial public offering, plus retained earnings of $3.3 million for the fiscal year ended September 30, 1996, reduced by $4.4 million, representing the shares of the Company's ESOP which have not yet been released from the lien of the Company's loan to the ESOP. In addition, the Company had a decrease of $.1 million in shareholders' equity resulting from a decrease in the fair value of securities available for sale, net of taxes.

Shareholder's equity as a percent of total assets was 29.03% at September 30, 1996 compared to 12.46% at September 30, 1995. Book value per common share at September 30, 1996, was $14.49, or $15.71 excluding the remaining unallocated ESOP shares.

Asset/Liability Management

The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-bearing liabilities reprice on a different basis or at a different pace from its interest-earning assets. Interest rate risk may be assessed by analyzing the extent to which assets and liabilities are "interest rate sensitive" and the resultant interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference between the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within a given period is defined as the interest rate sensitivity gap. Gap is negative if more interest-bearing liabilities than interest earning assets mature or reprice within a specified time period. If the reverse is true, then the institution is considered to have a positive gap.

In an attempt to manage its exposure to changes in interest rates, the Company monitors the sensitivity of its interest earning assets and liabilities on a quarterly basis, and formulates the Company's interest rate risk management strategy. In managing its asset/liability mix, and depending on the relationship between long- and short-term interest rates, market conditions and consumer preference, the Company may place more emphasis on limiting interest rate risk than on enhancing its net interest income. Management believes that the stability which can be obtained by limiting interest rate risk can more than offset the benefits which can be derived from seeking to enhance the net interest margin on a short-term basis.

The following table sets forth the estimated interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at September 30, 1996. Except for scheduled loan principal amortization which may occur earlier, interest-earning assets and interest-bearing liabilities are shown as repricing during the period in which either such assets and liabilities mature or have a scheduled interest rate adjustment, whichever occurs first.

The Company also assumes that $57.9 million or 70% of savings accounts at September 30, 1996, are core deposits and therefore are expected to mature or reprice beyond five years. The remaining savings accounts are assumed to mature or reprice ratably in the first five years. Certificates of deposit are included based upon their respective contractual maturities. The Company based the preceding assumptions on its historical experience.

In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates in the short term and over the life of the asset. Further, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Any change in projected repayments could materially affect the rate at which assets reprice. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. As a result, the actual effect of changing interest rates may differ from that presented in the foregoing table.

                                                           At September 30, 1996
                                                           Maturing or Repricing
                                                                       Over 6
                                                            6 Months  Months to Over 1-3  Over 3-5    Over
                                                            or Less   One Year    Years     Years    5 Years   Total
                                                             Amount    Amount    Amount    Amount    Amount    Amount
                                                           (Dollars in Thousands)


Fixed rate one- to four-family, multi-family and
 commercial real estate and construction loans             $  2,258  $  1,985  $  8,463  $  8,505  $ 44,845  $ 66,056
Adjustable rate one- to four-family, multi-family
 and commercial real estate and construction loans           14,865    13,098    11,035       831        36    39,865
Consumer loans                                                6,601     2,290     5,480     1,889     2,764    19,024
Mortgage-backed securities                                    1,808     1,758     7,030     7,030    17,623    35,249
Other securities(1)                                          46,012     6,966    24,923     1,968     2,355    82,224
Federal funds                                                35,600       ---       ---       ---       ---    35,600

     Total interest-earning assets                          107,144    26,097    56,931    20,223    67,623   278,018

Savings deposits                                              3,033     2,495     9,979     9,980    57,871    83,358
Money market and NOW deposits                                 7,752       ---       ---       ---     9,070    16,822
Certificate accounts                                         41,145    23,339    26,035     2,084       256    92,859

     Total interest-bearing liabilities                      51,930    25,834    36,014    12,064    67,197   193,039

Interest-earning assets less interest-bearing
 liabilities                                               $ 55,214  $    263  $ 20,917  $  8,159  $    426  $ 84,979
Non-interest bearing deposit liabilities                      3,714       ---       ---       ---       ---     3,714
Interest-rate sensitivity gap                              $ 51,500  $    263  $ 20,917  $  8,159  $    426  $ 81,265

Cumulative interest-rate sensitivity gap                   $ 51,500  $ 51,763  $ 72,680  $ 80,839  $ 81,265  $ 81,265

Cumulative interest-rate gap as a percentage of
 assets at September 30, 1996                                 18.15%    18.24%    25.61%    28.49%    28.64%

Cumulative interest-rate gap as a percentage of
 interest-earning assets at September 30, 1996                18.52%    18.62%    26.14%    29.08%    29.23%

<F1>(1) Includes all securities available for sale and investment securities held to maturity except mortgage backed securities.  Also includes Federal Home
Loan Bank Stock.

The Company monitors its one year interest rate sensitivity gap, and as of September 30, 1996, the Company had a positive gap of 18.24%. The Company became more asset sensitive during fiscal 1996, principally from the investment of the $50.4 million in net proceeds from the Company's initial public offering in shorter term securities. This has the effect of providing the Company with substantial investable funds for which there is no interest cost. As interest rates rise, the earnings on such capital can be expected to increase, with no corresponding increase in interest expense, resulting in an increase in net interest income. Likewise, in periods of declining interest rates, earnings on assets funded with capital will decrease, while there will be no corresponding decrease in the cost of funds. Managing gap can reduce this effect.

The Company will continue to pursue strategies to reduce its asset sensitivity, such as purchasing investments and mortgage backed securities with intermediate and longer term durations. The Company may also pursue shortening the maturities of its certificates of deposit, as shorter term certificates of deposit generally have lower rates than longer term certificates of deposit.

RESULTS OF OPERATIONS

Comparison of operating results for the years ended September 30, 1996 and 1995.

General

Net income for the year ended September 30, 1996 was $3.3 million, an increase of $1.6 million or 92.4% over the $1.7 million for the year ended September 30, 1995. The Company showed improvement throughout its consolidated statement of operations as net interest income increased $1.3 million, non-interest income increased $.7 million, non-interest expenses decreased $.4
million and the provision for loan losses decreased $.1 million.   The Company
experienced an increase in income taxes of $.9 million, primarily due to higher pre-tax income of $2.5 million.

On a comparative basis, net income for fiscal years 1996 and 1995, were impacted by the closure liquidation of Nationar, the Bank's principal correspondent bank. During fiscal 1995, the Company established a reserve of $660,000 for possible Nationar losses, resulting in a $396,000 after tax reduction in net income for the year. In June 1996, the Company was paid more than 90% of its claim and since $100,000 of the reserve is estimated to be necessary to cover the remaining claim, the Company included $560,000 in non-interest income as a recovery in the year ended September 30, 1996, increasing net income by approximately $336,000 after tax. See Note 15 of Notes to Consolidated Financial Statements.

Net Interest Income

The Company's net income is primarily dependent upon net interest income. Net interest income is a function of the relative amounts of the Company's interest earning assets versus interest bearing liabilities, as well as the difference ("spread") between the average yield earned on loans, securities, interest-earning deposits, and federal funds sold and the average rate paid on deposits. The interest rate spread is affected by economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on a different basis, than its interest-earning assets.

Net interest income was $8.9 million for the year ended September 30, 1996, an increase of $1.3 million or 17.5% over fiscal 1995. The increase was principally caused by the higher level of average earning assets, related to the Company's initial public offering which provided net investable proceeds of $50.4 million, somewhat offset by a lower net yield on average earning assets as those proceeds could not immediately be invested prudently in loans, the Company's highest yielding asset category. Average earning assets were $259.1 million, an increase of $40.3 million, or 18.4% over fiscal 1995. In addition, net interest income and average earning assets were favorably impacted by the approximately $128.0 million of common stock subscriptions held by the Bank pending consummation of the Company's stock offering. For fiscal 1996, common stock subscriptions were included in "other" interest bearing liabilities and averaged approximately $9.1 million. The Bank paid interest on those subscriptions at its savings deposit rate of 3.5%.

The net yield on average earning assets was 3.44% for the year ended September 30, 1996, down slightly from the 3.47% in 1995. The decrease was principally due to the high percentage of assets invested in federal funds sold and the change in the composition of interest bearing liabilities. Federal funds sold represented approximately 25.4% of average earning assets in 1996, as compared to only 9.5% in 1995. In addition, the Company had experienced in fiscal 1995 and early 1996, similar to many financial institutions, a customer preference in a then rising rate environment, for higher costing certificates of deposits, rather than savings accounts. Average savings balances represented 41.1% of average interest bearing liabilities in 1996, compared to 50.6% in 1995. Average certificates of deposits were 45.0% of average interest bearing liabilities in fiscal 1996, as compared to 39.5% in 1995. As necessary, management of the Company will continue to increase or decrease the Company's deposit rates and terms in order to manage interest rate risk and liquidity, and to maintain market share.

Analysis of Net Interest Income

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio excluding mortgage backed securities and Federal Home Loan Bank Stock. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are included at amortized cost.

                                   Year Ended September 30,
                                                1996                           1995                           1994
                                     Average                       Average                         Average
                                   Outstanding Interest           Outstanding Interest            Outstanding Interest
                                     Balance    Earned/             Balance    Earned/              Balance    Earned/
                                                  Paid  Yield/Rate               Paid   Yield/Rate               Paid   Yield/Rate
                                   (Dollars in Thousands)

Interest-Earning Assets:
 Loans receivable                  $121,105   $  9,783     8.08%  $121,389   $  9,733      8.02%  $117,958   $  9,431      8.00%
 Mortgage-backed securities          20,541      1,462     7.12     14,331      1,065      7.43     13,529      1,051      7.77
 Securities                          50,182      3,062     6.10     62,326      3,598      5.77     61,072      3,339      5.47
 Federal funds sold and other        67,245      3,625     5.39     20,740      1,196      5.77     30,646      1,201      3.92
  Total interest-earning assets    $259,073     17,932     6.92   $218,786     15,592      7.13   $223,205     15,022      6.73

Interest-Bearing Liabilities:
 Savings deposits                  $ 84,607   $  2,962     3.50   $ 98,064      3,434      3.50   $118,234      4,186      3.54
 Certificate accounts                92,699      5,218     5.63     76,457      4,026      5.27     63,659      2,808      4.41
 Money market                         8,431        289     3.43      9,004        310      3.44     11,203        299      2.67
 NOW deposits                         8,764        216     2.46      7,790        195      2.50      7,483        191      2.55
 Other<F1>                           11,451        337     2.94      2,346         44      1.88      2,487         45      1.81
  Total interest-bearing
   liabilities                     $205,952      9,022     4.38   $193,661      8,009      4.14   $203,066      7,529      3.70
Net interest income                           $  8,910                       $  7,583                        $  7,493
Net interest rate spread                                   2.54%                           2.99%                           3.03%
Net earning assets                 $ 53,121                       $ 25,125                        $ 20,139
Net yield on average
 interest-earning assets                                   3.44%                           3.47%                           3.36%
Average interest-earning assets to
 average interest-bearing
 liabilities                                    125.79x                        112.97x                         109.92x

<F1> Other includes principally escrow balances on mortgages for taxes and insurance, except for 1996 which includes approximately $9.1 million, representing the average of common stock subscriptions held in escrow until the Company's public offering was consummated. The Bank paid its savings deposit rate, of 3.5% on those subscriptions.

Rate/Volume Analysis of Net Interest Income

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated where management considers most appropriate to the change due to volume and the change due to rate.

                                                                     Year Ended September 30,
                                                                     1996 vs. 1995                 1995 vs. 1994
                                                                           Increase                      Increase
                                                                          (Decrease)       Total        (Decrease)       Total
                                                                            Due to        Increase        Due to        Increase
                                                                        Volume    Rate   (Decrease)  Volume     Rate   (Decrease)
                                                                     (In Thousands)

Interest-earning assets:
 Loans receivable                                                    $  (23)   $   73    $   50    $  274    $   28    $  302
 Mortgage-backed securities                                             461       (64)      397        61       (47)       14
 Securities                                                            (701)      165      (536)       70       189       259
 Federal funds                                                        2,508       (79)    2,429      (463)      458        (5)
   Total interest-earning assets                                     $2,245    $   95    $2,340    $  (58)   $  628    $  570

Interest-bearing liabilities:
 Savings deposits                                                    $ (472)   $    0    $ (472)   $ (708)   $  (44)   $ (752)
 Certificate accounts                                                   856       336     1,192       621       597     1,218
 Money market                                                           (20)       (1)      (21)      (66)       77        11
 NOW deposits                                                            24        (3)       21         8        (4)        4
 Other<F1>                                                              171       122       293        (3)        2        (1)
   Total interest-bearing liabilities                                $  559    $  454    $1,013    $ (148)   $  628    $  480
Net change in net interest income                                                        $1,327                        $   90

<F1> Other includes principally escrow balances on mortgages for taxes and insurance, except for 1996 which includes approximately $9.1 million, representing the average of common stock subscriptions held in escrow until the Company's public offering was consummated. The Bank paid its savings deposit rate, of 3.5% on those subscriptions.

Provision for Loan Losses

The Company establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio (including loans being specifically monitored by management), estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing assets.

The provision for loan losses is based upon management's periodic analysis of the allowance for loan losses. For the year ended September 30, 1996, the provision for loan losses was $195,000, a decrease of $60,000 from the $255,000 in 1995. The decrease is based on management's assessment of the adequacy of the allowance, which is based on a number of factors including review of non-performing and other classified loans, the value of collateral for such loans, historical net charge-offs, and current and prospective economic conditions. The Company has experienced an increase in non-performing loans, which were $1,369,000 as of September 30, 1996, an increase of $334,000 or 32.3% over the $1,035,000 as of September 30, 1995. The increase is principally due to a higher number of residential borrowers filing for bankruptcy protection. Management believes that since most of the loans with bankruptcy filings are secured by real estate, losses will be limited and that the $1.8 million allowance for loan losses at September 30, 1996, which provides 133.9% coverage of non-performing loans, is adequate. The following table sets forth an analysis of the Bank's allowance for loan losses.


                                                                                  1996      1995      1994      1993      1992
Balance at beginning of period                                                 $1,950    $1,746    $1,294    $  857    $  464

Charge-offs:
  One- to four-family real estate                                                (237)      (12)       (3)      ---        (9)
  Multi-family and commercial real estate                                         ---       ---       ---       (20)      ---
  Consumer                                                                        (86)      (50)      (29)      (45)       (5)
     Total charge-offs                                                           (323)      (62)      (32)      (65)      (14)

Recoveries:
  One- to four-family real estate                                                 ---         1        14        10        12
  Consumer                                                                         11        10         5        22         5
     Total recoveries                                                              11        11        19        32        17

Net charge-offs                                                                  (312)      (51)      (13)      (33)        3
Additions charged to operations                                                   195       255       465       470       390
Balance at end of period                                                       $1,833    $1,950    $1,746    $1,294    $  857

Ratio of net charge-offs during the
period to average loans outstanding
during the period                                                                 .26%      .04%      .02%      .03%      .01%

Ratio of net charge-offs during the
period to average non-performing
assets                                                                          18.60%     4.46%     1.01%     1.83%      .25%

The Company will continue to monitor its allowance for loan losses and make future additions to the allowance through the provision for loan losses as conditions dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the Company's determination as to the amount of its allowance for loan losses is subject to review by the OTS and the FDIC, as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examination.

Non-Interest Income

Non-interest income was $996,000 for the year ended September 30, 1996, an increase of $734,000 over 1995. The increase principally represented the recovery of $560,000 from the Nationar loss contingency reserve established in 1995. In addition, service fees on deposit accounts increased $90,000 or 70.3% due to the implementation of new fees on existing products. Lastly, the Company realized net security gains of $33,000 in 1996, an improvement of $80,000 over the $47,000 of net security losses in the year ended September 30, 1995. The gains realized in 1996 related to securities acquired at a discount that were called by the issuer prior to contractual maturity, and the loss in 1995 related to the Bank's write-off of both its stock and debenture investments in Nationar. See Note 15 to Notes to Consolidated Financial Statements.

Non-Interest Expense

Non-interest expense for the year ended September 30, 1996 was $4,258,000, a decrease of $407,000 from fiscal 1995 when the Company recorded the $660,000 provision for losses on Nationar. Excluding the Nationar provision, non-interest expense in 1996 was up $253,000 or 6.3%. Increases in personnel costs, outside data processing, other professional fees, costs related to real estate acquired in foreclosure, and all other expenses were partially offset by reductions in FDIC insurance premiums and advertising expenses.

Salaries and employee benefits were $2,173,000, an increase of $232,000, or 11.9% over 1995, principally due to ESOP and postretirement benefit costs other than pensions. In April, as part of the Bank's conversion to the stock form of ownership, the Company established an ESOP which purchased 8% of the initial public offering with funds borrowed from the Company. Compensation expense related to the ESOP's initial stock purchase will be recognized over a period estimated not to exceed 20 years as the loan is repaid. Shares of stock will be released from the lien of the loan on a pro rata basis as the loan is repaid and expense will be calculated based upon the average market value during the respective service period on the shares released. In fiscal 1996, the Company recognized ESOP expense of $119,000, representing the expense since April 18, 1996, a period of less than six months. It is expected that 1997 ESOP expense will be approximately twice the 1996 expense, if the average market price of the Company's common stock is the same, as in 1996, or even more if the average price of the Company's stock increases. In addition, on October 1, 1995, the Company implemented Statement of Financial Accounting Standard No. 106 (SFAS #106), which increased the expense of postretirement benefits other than pensions by approximately $150,000. Partially offsetting the increases were lower medical benefit costs as the Company changed insurance carriers and received premium reductions due to its favorable claims experience. Management also expects additional personnel costs in fiscal 1997 of $480,000 related to the implementation of the shareholder approved Management Recognition Program ("MRP"). See Note 18 to Notes to Consolidated Financial Statements.

Outside data processing costs were $337,000 in 1996, an increase of $102,000 or 43.4% over 1996. The increase is principally due to a change from paying for services by maintaining compensating balances for which no interest was received, to instead paying direct service fees only, with no required compensating balances. Management believes that the increase in servicing fees is offset by an increase in interest earned on the amounts no longer required to be held as compensating balances. Professional fees increased $88,000, principally from higher legal and accounting costs relating to operating a public company. Other real estate costs were higher as the Company, as part of its regular valuations of real estate owned, recorded write-downs on certain properties acquired in foreclosure and increased its estimated cost of disposition. All other expenses were $594,000, an increase of $143,000 or 31.7%. The increases were principally $55,000 in OTS assessments due to the Bank's change to a federal thrift charter, higher directors' fees of $46,000 and increased insurance costs of operating a "public" company.

Advertising and business promotion expense was $137,000 in 1996, a decrease of $187,000. The decrease was principally because 1995 included more special promotional campaigns. FDIC insurance premiums were lower in 1996, since the Bank is BIF insured and paid only the regulatory minimum of $500 in each of the last three quarters of fiscal 1996, and $.04 for the first fiscal quarter of 1996, compared to last year's $.23 per $100 of assessed deposits for the first fiscal quarter, and $.04 for the remaining three quarters.

In fiscal 1997, although FDIC insurance premiums are not expected to increase, the Bank expects that, along with all other BIF institutions, it will be required to pay a part of the cost of the bonds issued to fund the savings and loan bailout in the late 1980s. Although the cost cannot be determined at this time, it is estimated that the assessment will equal approximately 0.013% of deposits (or 1.3 cents per $100 of deposits).

Income Taxes

Income tax expense for the year ended September 30, 1996 was $2,136,000, an increase of $935,000, or 77.9% higher than the same period of 1995. The increase was principally the 86.4% improvement in income before income taxes. The Company's effective tax rate for the years ended September 30, 1996 and 1995, were 39.17% and 41.06%, respectively. The decrease in the Company's effective rate in 1996 was principally the $131,000 reduction in the Company's deferred tax valuation reserve as certain deferred tax uncertainties were resolved.


Comparison of Operating Results for the Years Ended September 30, 1995 and
1994

General

Net income for the year ended September 30, 1995 decreased $366,000 or 17.5% to $1.7 million from $2.1 million for the year ended September 30, 1994. The decrease in net income was due primarily to a $851,000 or 22.3% increase in noninterest expenses during fiscal 1995 as compared to fiscal 1994, partially offset by a $210,000 decrease in the provision for loan losses. Net interest income for the year ended September 30, 1995 increased $90,000 to $7.6 million compared to $7.5 million for year ended September 30, 1994.

Interest Income

Interest income was $15.6 million for the year ended September 30, 1995, an increase of $570,000 or 3.8%. The Company's average interest-earning assets for the year ended September 30, 1995 decreased $4.4 million or 2.0% to $218.8 million compared to $223.2 million during the year ended September 30, 1994. The decline was primarily a result of a reduction in the average balance of federal funds sold of $9.9 million offset in part by an increase in the average balance of loans receivable of $3.4 million. The yield earned on the Company's interest-earning assets, however, increased 40 basis points to 7.13% for the year ended September 30, 1995 from 6.73% for the year ended September 30, 1994 due to increased market interest rates. Interest income increased primarily due to increases in the average loan balance to $121.4 million from $118.0 million and a 30 basis point increase in the yield earned on securities, resulting in increases in interest income of $274,000 and $189,000, respectively.

Interest Expense

Interest expense increased $480,000 or 6.4% to $8.0 million for the year ended September 30, 1995. The increase was primarily the result of an 86 basis point increase in the average rate paid on certificate accounts in response to higher market rates and a $12.8 million increase in the average balance of certificates outstanding. These two factors combined to cause a $1.2 million increase in interest expense on certificate accounts. Partially offsetting this increase was a $20.2 million decrease in the average outstanding balance of savings deposits, from $118.2 million to $98.1 million, resulting in a $752,000 decrease in the Company's cost of funds. The Company's average cost of interest-bearing liabilities was 4.14% during the year ended September 30, 1995 as compared to 3.70% during the year ended September 30, 1994.

Net Interest Income

Net interest income increased $90,000 or 1.2% to $7.6 million for the year ended September 30, 1995 from $7.5 million for the year ended September 30, 1994. The Company's net interest rate spread dropped to 2.99% from 3.03% as the cost of interest bearing liabilities increased more than interest earning assets. The Company's net yield on average interest-earning assets increased to 3.47% for the year ended September 30, 1995 from 3.36% for the year ended September 30, 1994, as the Company funded more earning assets with non-interest bearing liabilities.

As discussed above under "Interest Expense," the average balance in certificate of deposit accounts increased $12.8 million during fiscal 1995, which was partially offset by a decrease of $20.2 million in the average balance of lower rate savings deposits during that same period. These changes resulted in approximately $466,000 of the $480,000 increase in interest expense for the year ended September 30, 1995 as compared to the year ended September 30, 1994, and likewise reduced net interest income in fiscal 1995 as compared to fiscal 1994. The movement from savings deposits to certificate accounts experienced in fiscal 1995, is consistant with the general trends in the banking industry, as depositors sought to benefit from the higher rates offered on certificate accounts.

Provision for Loan Losses

The provision for loan losses decreased $210,000 or 45.2% to $255,000 for the year ended September 30, 1995 as compared to $465,000 for the year ended September 30, 1994. This decrease was primarily the result of the Company's continued low charge-off levels and management's assessment of the adequacy of the allowance for loan losses. At September 30, 1995, the Company's allowance for loan losses totaled $2.0 million or 1.6% of loans and 188.4% of total non-performing loans.

Non-Interest Income

Total noninterest income decreased $77,000 or 22.7% to $262,000 for the year ended September 30, 1995 from $339,000 for the year ended September 30, 1994. The decrease was principally a $105,000 decrease in net securities gains (losses) of which $58,000 related to the reduction in net gains recorded on the redemption of securities with the balance attributed to the Company's write-off of its stock and debenture investments in Nationar, partially offset by a $22,000 increase in service charges on deposit accounts.

Non-Interest Expense

Total noninterest expense increased $851,000 or 22.3% to $4.7 million for the year ended September 30, 1995 from $3.8 million for the year ended September 30, 1994. Salaries, and employee benefits increased $161,000 or 9.0% to $1,941,000 for the year ended September 30, 1995 as compared to $1,780,000 for the year ended September 30, 1994, primarily as a result of salary increases and increases in costs of health insurance benefits and pensions. Advertising expenses increased $182,000 during the year ended September 30, 1995, reflecting the Company's intensified marketing campaign designed to increase loan originations. Federal deposit insurance premiums decreased $125,000 to $332,000 for the year ended September 30, 1995, as compared to $457,000 for the year ended September 30, 1994. During 1995, the BIF reached its required funding levels and the FDIC lowered the deposit insurance premiums. As a result, in September 1995, the Company received a $123,000 refund from the FDIC thereby reducing deposit insurance premiums. Also contributing to the increase in noninterest expense was a $660,000 provision for a loss contingency associated with amounts due from Nationar. See Note 15 of Notes to Consolidated Financial Statements.

Income Tax Expense

Income tax expense decreased by $262,000 to $1.2 million for the year ended September 30, 1995 versus $1.5 million for the year ended September 30, 1994. This decrease was caused primarily by the reduction in income before taxes. The Company's effective tax rate for the years ended September 30, 1995 and 1994 was 41.06% and 41.18%. respectively.

ASSET QUALITY

Non-performing assets include non-accrual loans, troubled debt restructurings, loans greater than 90 days past due and still accruing interest and other real estate properties. Loans are placed on non-accrual status when the loan is more than 90 days delinquent (except for FHA insured and VA guaranteed loans) or when the collection of principal and/or interest in full becomes doubtful. When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and subsequent cash receipts generally are applied to reduce the unpaid principal balance. Foreclosed assets include assets acquired in settlement of loans.

     Non-Performing Assets. The table below sets forth the amounts and categories of the Bank's non-performing assets.

                                                                               September 30,
                                                                                  1996      1995      1994      1993      1992
                                                                               (Dollars in Thousands)

Non-accruing loans:
  One- to four-family real estate                                              $1,008    $  784    $  650    $  409    $  578
  Multi-family and commercial real
estate                                                                             78       ---       ---       ---     1,351
  Consumer                                                                        283       251       ---        15         4
     Total                                                                      1,369     1,035       650       424     1,933

Troubled debt restructured loans:
  Multi-family and commercial real
estate                                                                            ---       ---       ---     1,427       ---
     Total                                                                        ---       ---       ---     1,427       ---

Foreclosed assets, net:
  One- to four-family real estate                                                 334       326       220        56       ---
  Multi-family and commercial real
estate                                                                             23       158       158       ---       ---
     Total                                                                        357       484       378        56       ---

Total non-performing assets                                                    $1,726    $1,519    $1,028    $1,907    $1,933

Total as a percentage of total assets                                             .61%      .66%      .45%      .84%      .93%

Non-performing assets at September 30, 1996, were $1.7 million or .61% of total assets, compared to the $1.5 million or .66% of total assets at September 30, 1995. Non-performing loans were $1.4 million or 1.10% of total loans at September 30, 1996, an increase of $334,000 over the $1.0 million, or
 .86% of total loans at September 30, 1995. The increase in non-performing loans was principally a $224,000 increase in loans secured by one to four family residential real estate, as the Company experienced, similar to many financial institutions, an increase in the number of borrowers who have filed for bankruptcy protection. If this trend continues, the level of non-performing loans could increase. Additionally, at September 30, 1996, the Company has identified approximately $2.0 million in loans having more than its normal credit risk. The Company believes that if economic and/or business conditions change in its lending area, some of these loans could become non-performing in the future.

LIQUIDITY

Liquidity is the ability to generate cash flows to meet present, as well as expected, future funding commitments. Management monitors the Company's liquidity position, principally its federal funds, on a daily basis and evaluates its ability to meet expected and unexpected depositor withdrawals and to make new loans and or investments. The Company has historically maintained high levels of liquidity, and manages its balance sheet so there has been no need for unanticipated sales of assets.

The Company's primary sources of funds for operations are deposits from its primary market area, principal and interest payments on loans, mortgage backed securities, securities available for sale and securities held for investment.

Net cash provided by operating activities was $5.9 million in 1996, an increase of $4.0 million over 1995. The increase was primarily the receipt of $3.1 million of the Bank's Nationar claim, and improved operating performance. Financing activities provided $50.5 million, principally representing the net proceeds of the Company's initial public offering, net of common shares acquired by the Company's ESOP. The cash flow provided by the operating and financing activities was invested principally in securities available for sale, including mortgage backed securities, and loans. For details concerning the Company's cash flows, see "Consolidated Statements of Cash Flows".

An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $196.7 million of deposits are core deposits. Core deposits are generally considered to be a dependable source of funds due to long term customer relationships. The Company does not currently use brokered deposits as a source of funds, and deposit accounts having balances in excess of $100,000 total only $16.9 million or less than 8.6% of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which may be varied by OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The OTS required minimum liquidity ratio is currently 5% and for the month of September 1996 the Bank substantially exceeded that minimum reporting an average liquidity ratio of 52.9% as the Bank initially invested the additional capital contributed to it by the Company in liquid investments pending the availability of loan opportunities.

The Bank opened a new branch in December 1996, which will provide new sources of funding and additional opportunities to generate loan growth, although experience in the banking industry indicates that new branches are rarely profitable in the first year of operations. In addition, the Bank is a member of the Federal Home Loan Bank of New York ("FHLBNY") and as of September 30, 1996, had immediate access to additional liquidity in the form of borrowings from the FHLBNY in the amount of $23.2 million, although the Bank has not, in the past five years, used borrowed funds and it does not anticipate a need to do so. The Company anticipates that it will have sufficient funds to meet its current commitments. At September 30, 1996, the company had commitments to originate loans and purchase mortgage backed securities of $3.3 million, and $2.0 million, respectively. In addition, the Company had undrawn commitments of $2.7 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at September 30, 1996 totaled $64.5 million, and management believes that a significant portion of such deposits will remain with the Company.

CAPITAL

Catskill Financial is a unitary savings and loan holding company which is regulated by the OTS, and although there are no minimum capital requirements for the holding company itself, the Bank is required to maintain a minimum level of regulatory capital. The following is a summary of the Bank's actual capital amounts and ratios as of September 30, 1996, compared to the OTS minimum capital requirements.

                                                                            Actual              Minimum             Excess
                                                                       Amount      %       Amount      %       Amount      %
                                                                     (Dollars in Thousands)

Tangible Capital                                                     $54,879     20.93%  $ 3,934      1.50%  $50,945      19.43%
Core Capital                                                          54,879     20.93     7,867      3.00    47,012      17.93
Risk Based Capital                                                    56,034     61.08     7,339      8.00    48,695      53.08

In October 1996, the Board authorized the Company to repurchase 4% of its outstanding shares to fund its Management Recognition Plan which was approved at a special meeting of shareholders on October 24, 1996. See Note 18 of Notes to Consolidated Financial Statements. In addition, after Board approval, the Company received OTS approval on November 26, 1996, to repurchase up to 10% of its shares over the period ending April 18, 1997.
Such shares could be used for general corporate purposes including funding the Company's stock options plans which were also approved at the special meeting of shareholders. Under the stock options plans 568,675 stock options, or 10% of the number of shares outstanding will be available for award to employees, officers and directors of the Company. See Note 18 of Notes to Consolidated Financial Statements. By December 4, 1996, the Company had completed the repurchase of 227,470 shares of its common stock to fund the MRP program at a cost of $3.1 million, or $13.59 per share. In addition, by December 20, 1996, the Company had repurchased 276,000 of the shares under the 10% program at a cost of $3.9 million or $14.15 per share. The Holding Company itself has adequate resources to repurchase the shares without dividends from the Bank. In addition, at September 30, 1996, the Bank could after notifying the OTS in writing, pay to the holding company dividends of approximately $13.8 million.

Impact of Inflation and Changing Prices

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing costs of operations. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary. As a result, changes in interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation, since interest rates do not necessarily move in the direction, or to the same extent as the price of goods and services.

Impact of New Accounting Standards

In December 1990, the Financial Accounting Standards Board ("FASB") issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits. The provisions of SFAS No. 106 were first effective for the Company for the fiscal 1996 year. The Company's accumulated postretirement obligation at the date of adoption (the transition obligation) is being amortized over twenty years as a component of net postretirement benefit cost. The Company's transition obligation is approximately $1.1 million. The postretirement non-pension expense in fiscal 1996, the first year of adoption, was $150,000 more than the expense which would have been recorded using pre-SFAS No. 106 method of recording expense only when payments are made.

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, requires that an "impaired loan" (as defined in the statement) be valued based on the present value of expected future cash flows or, for a loan whose repayment is collateral dependent, based on the collateral's fair value, or at an observable market price. SFAS No. 114 also narrows the concept of in-substance foreclosure to situations where the creditor has received physical possession of the collateral regardless of whether formal foreclosure proceedings have taken place. The Company adopted these statements on October 1, 1995. Adoption did not have a material impact on the Company's financial condition or results of operations.

The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective for fiscal 1995. See Notes 1(c), 4 and 5 of Notes to Consolidated Financial Statements. When the Company adopted SFAS No. 115, it classified all securities as held to maturity. The adoption of SFAS No. 115 did not have a material impact on the Company's financial condition or results of operations. On December 29, 1995, in accordance with a one-time authorization contained in a FASB release of November 1995, securities with amortized costs totaling $24.8 million and fair values totaling $25.3 million were transferred from "held to maturity" to "available for sale."

In November 1993, the AICPA Accounting Standards Executive Committee issued Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plan" ("SOP 93-6"). SOP 93-6 addresses the accounting for shares of stock issued to employees by an employee stock ownership plan. SOP 93-6 requires that the employer record compensation expense in an amount equal to the fair value of shares committed to be released from the ESOP to employees. The shares purchased by the Company's ESOP with the proceeds of the loan from the Company are treated as being committed to be released when they are released from the lien of the ESOP loan, which occurs ratably as the loan is repaid. Therefore, ESOP expense is based upon the future average market value of those shares, not the purchase price. If the Common Stock appreciates over time, the adoption of SOP 93-6 will increase ESOP compensation expense compared with prior rules which required the recognition of expense based on the cost of shares acquired by the ESOP.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for employee stock options or similar equity instruments such as the Company's Stock Option and Incentive Plan. Under SFAS No. 123, entities can recognize stock-based compensation expense in the using of either (i) the intrinsic valued approach or (ii) the fair value based method. Entities electing to use the intrinsic value approach must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Under the intrinsic value approach, compensation expense is determined based upon the option's intrinsic value, or the excess (if any) of the market price of the underlying stock at the measurement date over the amount the employee is required to pay. Under the fair value based method, compensation expense is based on the option's estimated fair value at the grant date and is generally recognized over the vesting period. Management has not determined which method the Company will use to measure stock-based compensation expense.

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, such as the sales of loans with full or partial recourse. SFAS No. 125 applies an approach that focuses on financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management believes that since the Company is not engaged in the purchase and sale of loans, does not service loans for others, and is not engaged in material other transactions covered by SFAS No. 125, its adoption will not have a material effect on the Company.

                 CATSKILL FINANCIAL CORPORATION AND SUBSIDIARY
                             Financial Statements
                             Use other title sheet

                         Independent Auditors' Report

The Board of Directors
Catskill Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Catskill Financial Corporation and subsidiary (the Company) as of September 30, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catskill Financial Corporation and subsidiary at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, as of October 1, 1994 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity
Securities" which changed its method of accounting for investment securities.

November 1, 1996

                                         CATSKILL FINANCIAL CORPORATION AND SUBSIDIARY
                                        Consolidated Statements of Financial Condition
                                           (in thousands, except for share amounts)
                                                           September 30,
Assets                                                     1996           1995
Cash and due from banks                                    $  4,112       $  3,364
Federal funds sold                                           35,600         34,700
  Cash and cash equivalents                                  39,712         38,064

Securities available for sale, at fair value (note 4)        97,041             --
Investment securities (estimated fair value of $19,090 in
  1996 and $67,148 in 1995) (note 5)                         19,077         67,090
Investment required by law, stock in Federal Home Loan
  Bank of NY, at cost                                         1,159             --
Loans receivable, net (note 6)                              122,533        118,364
Accrued interest receivable (note 7)                          1,736          1,630
Premises and equipment, net (note 8)                          1,886          1,732
Real estate owned, net                                          357            484
Deposits held at Nationar, net (note 15)                         83          2,606
Other assets                                                    175            132
  Total assets                                             $283,759       $230,102

  Liabilities and Shareholders' Equity

Liabilities:
  Due to depositors (note 9):
    Non-interest bearing                                   $  3,714       $  4,008
    Interest bearing                                        193,039        193,222
      Total deposits                                        196,753        197,230
  Advance payments by borrowers for taxes and insurance       1,632          1,027
  Accrued interest on depositors' accounts                       58             54
  Official bank checks                                        2,557          2,837
     Accrued expenses and other liabilities                     378            287
       Total liabilities                                    201,378        201,435

Commitments and contingent liabilities (notes 11, 12 and 13)

Shareholders' Equity:
  Preferred stock, $.01 par value; authorized 5,000,000
    shares                                                       --            --
  Common stock, $.01 par value; authorized 15,000,000 shares;
    5,686,750 shares issued and outstanding at
    September 30, 1996                                           57            --
  Additional paid-in capital                                 54,864            --
  Retained earnings, substantially restricted                31,984        28,667
  Common stock acquired by ESOP (note 11)                    (4,436)           --
  Net unrealized loss on securities available for sale,
    net of taxes                                                (88)           --
      Total shareholders' equity                             82,381        28,667

      Total liabilities and shareholders' equity           $283,759       230,102

See accompanying notes to consolidated financial statements.

                                         CATSKILL FINANCIAL CORPORATION AND SUBSIDIARY
                                             Consolidated Statements of Operations
                                         Years ended September 30, 1996, 1995 and 1994
                                            (in thousands, except for share amounts)
                                                           1996           1995           1994
Interest and dividend income:
  Loans                                                    $ 9,783         9,733          9,431
  Securities available for sale                              2,201            --             --
  Investment securities                                      2,282         4,663          4,390
  Federal funds sold and other                               3,625         1,196          1,201
  Stock in Federal Home Loan Bank of NY                         41            --             --
    Total interest and dividend income                      17,932        15,592         15,022

Interest expense (note 9)                                    9,022         8,009          7,529
    Net interest income                                      8,910         7,583          7,493

Provision for loan losses (note 6)                             195           255            465
    Net interest income after provision for loan losses      8,715         7,328          7,028

Noninterest income:
  Recovery of Nationar loss contingency (note 15)              560            --             --
  Service fees on deposit accounts                             218           128            106
  Net securities gains (losses)                                 33           (47)            58
  Other income                                                 185           181            175
    Total noninterest income                                   996           262            339

Noninterest expenses:
  Salaries and employee benefits                             2,173         1,941          1,780
  Advertising and business promotion                           137           324            142
  Net occupancy on premises                                    251           241            259
  Federal deposit insurance premium                             21           332            457
  Postage and supplies                                         171           185            167
  Provision for Nationar loss contingency (note 15)             --           660             --
  Outside data processing fees                                 337           235            202
  Equipment                                                    153           155            171
  Professional fees                                            210           122            145
  Other real estate expenses, net                              211            19              9
  Other                                                        594           451            482
    Total noninterest expense                                4,258         4,665          3,814

Income before taxes                                          5,453         2,925          3,553
Income tax expense (note 10)                                 2,136         1,201          1,463
    Net income                                             $ 3,317         1,724          2,090

Earnings per share (for 1996, calculated using post
conversion net income)(see note 1)                         $   .38           N/A            N/A

See accompanying notes to consolidated financial statements.

                                         CATSKILL FINANCIAL CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Changes in Shareholders' Equity
                                         Years ended September 30, 1996, 1995 and 1994
                                                                                                   Net unrealized
                                                                          Retained       Common    loss on
                                                           Additional     earnings,      stock     securities
                                       Shares    Common    paid-in        substantially  acquired  available
                                       Issued    stock     capital        restricted     by ESOP   for sale            Total
                                       (dollars in thousands, except for share amounts)
Balance at October 1, 1993                    -- $ --          --         24,853             --        --              24,853
Net income                                    --   --          --          2,090             --        --               2,090
Balance at September 30, 1994                 --   --          --         26,943             --        --              26,943
Net income                                    --   --          --          1,724             --        --               1,724
Balance at September 30, 1995                 --   --          --         28,667             --        --              28,667
Net income                                    --   --          --          3,317             --        --               3,317
Common stock issued                    5,686,750   57      54,858             --             --        --              54,915
Acquisition of common stock by ESOP
  (454,940 shares)                            --   --          --             --         (4,549)       --              (4,549)
Allocation of ESOP stock
  (11,374 shares)                             --   --           6             --            113        --                 119
Net unrealized loss on securities
  available for sale, net of tax              --   --          --             --             --       (88)                (88)
Balance at September 30, 1996          5,686,750 $ 57      54,864         31,984         (4,436)      (88)             82,381

See accompanying notes to consolidated financial statements.

                                          CATSKILL FINANCIAL CORPORATION AND SUBSIDIARY

                                              Consolidated Statements of Cash Flows

                                          Years ended September 30, 1996, 1995 and 1994
                                                         (in thousands)
                                                                                         1996           1995           1994

Increase (decrease) in cash and cash equivalents:
     Cash flows from operating activities:
          Net income                                                                $      3,317           1,724          2,090
          Adjustments to reconcile net income to net cash
              provided by operating activities:
                    Depreciation                                                             136             139            166
                    Provision for loan losses                                                195             255            465
                    Provision (recovery) for Nationar loss
                      contingency                                                           (560)            660              -
                    ESOP compensation expense                                                119               -              -
                    Writedown on real estate owned                                           134               -              3
                    Writedown of Nationar debenture and
                      capital stock                                                            -              47              -
                    Loss (gain) on sale of other real estate
                      owned                                                                   85             (17)             -
                    Gain on redemption of investment securities                              (33)             (2)           (58)
                    Net accretion on securities                                             (308)           (337)          (252)
                    Deferred tax expense (benefit)                                          (151)           (321)            19
                    (Transfer to other assets) partial collection
                      of deposits held at Nationar                                         3,083          (3,266)             -
                    (Increase) decrease in other assets                                     (149)            (11)            84
                    Increase (decrease) in accrued expenses and
                      other liabilities                                                       25           3,010           (134)
                         Net cash provided by operating
                           activities                                                      5,893           1,881          2,383

     Cash flows from investing activities:
          Proceeds from maturity, paydowns, and
             redemption of investment securities                                          28,884          24,203         20,857
          Proceeds from maturity, paydowns, and
             redemption of securities available for sale                                 126,656               -              -
          Purchases of investment securities                                              (6,015)        (12,930)       (30,553)
          Purchase of Federal Home Loan Bank Stock                                        (1,159)              -              -
          Purchases of securities available for sale                                    (198,359)              -              -
          Net (increase) decrease in loans                                                (4,570)            340           (437)
          Capital expenditures                                                              (290)           (365)           (61)
          Proceeds from sale of other real estate owned                                      114             185              -
               Net cash (used) provided by investing
                 activities                                                              (54,739)         11,433        (10,194)

                                          CATSKILL FINANCIAL CORPORATION AND SUBSIDIARY

                                              Consolidated Statements of Cash Flows, Continued

                                          Years ended September 30, 1996, 1995 and 1994
                                                         (in thousands)
                                                                                         1996           1995            1994

     Cash flows from financing activities:
          Net increase (decrease) in demand, statement,
            passbook, money market and NOW deposit
            accounts                                                                      (1,814)        (33,407)         3,225
          Net increase (decrease) in certificates of deposit                               1,337          29,812         (2,212)
          Increase (decrease) in advances from borrowers
            for taxes and insurance                                                          605          (1,235)           920
          Net proceeds from sale of common stock                                          54,915               -              -
          Common stock acquired by ESOP                                                   (4,549)              -              -
            Net cash (used) provided by financing
              activities                                                                  50,494          (4,830)         1,933

Net (decrease) increase in cash and cash equivalents                                       1,648           8,484         (5,878)
Cash and cash equivalents at beginning of year                                            38,064          29,580         35,458
Cash and cash equivalents at end of year                                            $     39,712          38,064         29,580

Supplemental disclosures of cash flow information -
cash paid during the year for:
          Interest                                                                  $      9,018           8,014          7,470

          Income taxes                                                              $      2,274           1,416          1,310

Noncash investing activities:
     Reduction in loans receivable resulting from the
          transfer to real estate owned                                             $        206             273            325

     Investments securities transferred to securities
          available for sale in accordance with the
          Financial Accounting Standards Board's
          "Special Reports," fair value of securities
          transferred was $25.3 million (note 4)                                    $     24,800               -              -

     Net unrealized loss on securities available for sale,
          net of deferred tax benefit of $59 thousand                               $         88               -              -

See accompanying notes to consolidated financial statements.

                 CATSKILL FINANCIAL CORPORATION AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                       September 30, 1996, 1995 and 1994

(1)  Summary of Significant Accounting Policies
Catskill Financial Corporation (the Holding Company) was incorporated under Delaware law in December 1995 as a holding company to purchase 100% of the common stock of Catskill Savings Bank (the Bank). The Bank converted from a mutual form to a stock institution in January 1996, and the Holding Company completed its initial public offering on April 18, 1996, at which time the Holding Company purchased all of the outstanding stock of the Bank. To date, the principal operations of Catskill Financial Corporation and subsidiary (the Company) have been those of the Bank.

The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements:

(a)  Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation. The accounting and reporting policies of the Company conform in all material respects to generally accepted accounting principles and to general practice within the thrift industry.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of real estate owned, management obtained appraisals for significant properties.

(b)  Business
Approximately 43% of the Company's assets are loans secured by real estate in Greene County and southern Albany County in New York. In addition, a substantial portion of the real estate owned is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of real estate owned are dependent upon market conditions in the upstate New York region.

Management believes that the allowance for loan losses is adequate and that real estate owned is properly valued. While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance or writedowns on real estate owned may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance or writedowns on real estate owned based on their judgments about information available to them at the time of their examination which may not be currently available to management.

(c)  Securities Available for Sale and Investment Securities
As of October 1, 1994, the Bank had adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities and are stated at amortized cost. All other debt and marketable equity securities are classified as securities available-for-sale and are reported at fair value, with net unrealized gains or losses reported as a separate component of shareholders' equity, net of estimated income taxes. The Company does not maintain a trading portfolio.

Realized gains and losses on the sale of securities are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest method.

Mortgage-backed securities, which are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"), represent participating interests in direct pass-through pools of long-term first mortgage loans originated and serviced by the issuers of the securities.

Unrealized losses on securities are charged to earnings when the decline in fair value of a security is judged to be other than temporary.

Non-marketable equity securities, such as Federal Home Loan Bank of New York stock, is stated at cost. The investment in Federal Home Bank of New York stock is required for membership.

(d)  Loans Receivable
Loans receivable are stated at unpaid principal amount, net of deferred loan fees and allowance for loan losses. Loan origination fees net of certain related costs are amortized into income over the estimated term of the loan using the interest method of amortization. Interest income on loans is not recognized when considered doubtful of collection by management.

Loans considered doubtful of collection by management are placed on a nonaccrual status for the recording of interest. Generally loans past due 90 days or more as to principal or interest are placed on nonaccrual status except for certain loans which, in management's judgment, are adequately secured and for which collection is probable. Previously accrued income that has not been collected is reversed from current income. Thereafter, the application of payments received (principal or interest) is dependent on the expectation of ultimate repayment of the loan. If ultimate repayment of the loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected or management judges it to be prudent, any payment received on a non-accrual loan is applied to principal until ultimate repayment becomes expected. Loans are removed from non-accrual status when they are estimated to be fully collectible as to principal and interest. Amortization of related deferred fees is suspended when a loan is placed on non-accrual status.

The allowance for loan losses is maintained at a level deemed appropriate by management based on an evaluation of the known and inherent risks in the present portfolio, the level of non-performing loans, past loan loss experience, estimated value of underlying collateral, and current and prospective economic conditions. The allowance is increased by provisions for loan losses charged to operations.

Impaired loans are identified and measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These Statements were adopted by the Company on October 1, 1995. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement, or the loan is restructured in a troubled debt restructuring subsequent to October 1, 1995. These standards are applicable principally to commercial and commercial real estate loans, however, certain provisions related to restructured loans are applicable to all loan types. The adoption of these Statements did not have a material effect on the Company's consolidated financial statements.

Under these Statements the allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent. The Company considers estimated costs to sell on a discounted basis, when determining the fair value of collateral in the measurement of impairment if these costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

(e)  Real Estate Owned
Real estate owned includes assets received from foreclosure and in-substance foreclosures. In accordance with SFAS No. 114, a loan is classified as an insubstance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Prior to the adoption of SFAS No. 114 and SFAS No. 118, insubstance foreclosed properties included those properties where the borrower had little or no remaining equity in the property considering its fair value; where repayment was only expected to come from the operation or sale of the property; and where the borrower had effectively abandoned control of the property or it was doubtful that the borrower would be able to rebuild equity in the property.

Foreclosed assets, including in-substance foreclosures, are recorded on an individual asset basis at net realizable value which is the lower of fair value minus estimated costs to sell or "cost" (defined as the fair value at initial foreclosure). When a property is acquired or identified as in-substance foreclosure, the excess of the loan balance over fair value is charged to the allowance for loan losses. Subsequent write-downs to carry the property at fair value less costs to sell are included in noninterest expense. Costs incurred to develop or improve properties are capitalized, while holding costs are charged to expense.

At September 30, 1996 and 1995, real estate owned consisted of primarily residential one to four family properties. The Company had no in-substance foreclosures at September 30, 1996 and 1995.

(f)  Premises and Equipment, Net
Premises and equipment are carried at cost, less accumulated depreciation applied on a straight-line basis over the estimated useful lives of the assets. Useful lives are 10 to 40 years for banking house and 5 to 7 years for furniture, fixtures and office equipment.

(g)  Income Taxes
Income taxes are provided on income reported in the consolidated statements of income regardless of when such taxes are payable. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's policy is that deferred tax assets are reduced by a valuation reserve if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

(h)  Pension Plan
The Company has a defined benefit pension plan covering all full time employees meeting age and service requirements. The projected unit credit method is utilized for measuring net periodic pension cost over the employee's service life. The Company's annual contribution, calculated under the entry age normal cost method, meets or exceeds the minimum funding requirements set forth in the Employees Retirement Income Security Act.

(i)  Borrowings
Beginning in 1996, the Bank has a line of credit available with Federal Home Loan Bank of New York and, as of September 30, 1996, the Bank could borrow up to $23.2 million. There were no amounts outstanding under this line of credit at September 30, 1996.

(j)  Off-Balance-Sheet Risk
The Company is a party to certain financial instruments with off-balance-sheet risk such as commitments to extend credit. The Company's policy is to record such instruments when funded.

(k)  Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks and federal funds sold to be cash equivalents.

(l)  Official Bank Checks
The Company's official checks (including teller's checks, loan disbursement checks, interest checks, expense checks, money orders, and payroll checks) are drawn upon deposit accounts at the Bank and are ultimately paid through the Bank's Federal Reserve correspondent account.

(m)  Earnings per Share
Earnings per share are compiled on estimated earnings from the date of conversion, April 18, 1996, through September 30, 1996, and are based on the weighted average number of shares outstanding during this period, less unallocated employee stock ownership plan shares, during the period. Earnings per share are not presented for periods prior to the initial stock offering as the Bank was a mutual savings bank at the time and no stock was outstanding. The weighted average number of shares outstanding was 5,231,879 for the period ending September 30, 1996.

In addition, in calculating earnings per share, post conversion net income of $2,013,000 was used.

(n) Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities
In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS No. 125), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control.
In addition, SFAS No. 125 amends SFAS No. 115 to prevent a security from being classified as held to maturity if the security can be prepaid or settled in such a manner that the holder of the security would not recover substantially all of its recorded investment. The extension of the SFAS No. 115 approach to certain non-security financial assets and the amendment to SFAS No. 115 are effective for financial assets held on or acquired after January 1, 1997. Effective January 1, 1997, SFAS No. 125 will supersede SFAS No. 122. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Management believes the adoption of SFAS No. 125 will not have a material impact on the Company's consolidated financial statements.

(o)  Reclassifications
Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentations.

(2)  Conversion to Stock Ownership
On April 18, 1996, the Holding Company sold 5,686,750 shares of common stock at $10.00 per share to depositors and employees of the Bank. Net proceeds from the sale of stock of the Holding Company, after deducting conversion expenses of approximately $1.9 million, were $54.9 million and are reflected as common stock and additional paid-in capital in the accompanying September 30, 1996 consolidated statement of financial condition. The Company utilized $27.5 million of the net proceeds to acquire all of the capital stock of the Bank.

As part of the conversion, the Bank established a liquidation account for the benefit of eligible depositors who continue to maintain their deposit accounts in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposit accounts held, before distribution may be made with respect to the Bank's capital stock. The Bank may not declare or pay a cash dividend to the Holding Company on, or repurchase any of, its capital stock if the effect thereof would cause the retained earnings of the Bank to be reduced below the amount required for the liquidation account. Except for such restrictions, the existence of the liquidation account does not restrict the use or application of retained earnings.

The Bank's capital exceeds all of the fully phased-in capital regulatory requirements. The Office of Thrift Supervision ("OTS") regulations provide that an institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution could, after prior notice but without the approval by the OTS, make capital distributions during the calendar year of up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year.
Any additional capital distributions would require prior regulatory approval. At September 30, 1996, the maximum amount that could have been paid by the Bank to the Holding Company was approximately $13.8 million.

Unlike the Bank, the Holding Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders.

(3)  Reserve Requirements
The Bank is required to maintain certain reserves of cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $335,000 and $120,000 at September 30, 1996 and 1995, respectively.

The Bank is also required to maintain certain levels of stock in the Federal Home Loan Bank of New York.

(4)  Securities Available for Sale
In November 1995, the Financial Accounting Standards Board released its Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report contained, among other things, a unique provision that allowed entities to, as of one date either concurrent with the initial adoption of the Special Report (November 15, 1995), but no later than December 31, 1995, reassess the appropriateness of the classifications of all securities held at that time. On December 29, 1995, the Company transferred certain securities with amortized costs totaling $24.8 million and fair value totaling $25.3 million from the "held to maturity" classification to the "available for sale" classification.

The amortized cost and estimated fair values of securities available for sale at September 30, 1996 are as follows:
                                                 1996
                                                                Gross          Gross          Estimated
                                                 Amortized      unrealized     unrealized     fair
                                                 cost           gains          losses         value
                                                 (in thousands)
U.S. Treasury and other U.S. Government
  agencies                                       $ 56,842       157             (78)          56,921
Mortgage backed securities                         35,151       580            (829)          34,902
Obligations of states and political
  subdivisions                                        191         2              --              193
Corporate bonds                                     5,000        28             (36)           4,992
Other                                                   3        30              --               33
Total securities available for sale              $ 97,187       797            (943)          97,041

There were no sales of securities available for sale during the year ended September 30, 1996.

Prior to December 31, 1995, the Company did not maintain a securities available for sale portfolio.

The amortized cost and approximate fair value of securities available for sale at September 30, 1996, by contractual maturity, are shown below (mortgage backed securities are included by final contractual maturity). Expected maturities will differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 September 30, 1996
                                                 Amortized      Estimated
                                                 Cost           Fair Value
                                                 (in thousands)
Due within one year                              $ 35,020       35,019
Due one year to five years                         39,842       39,820
Due five years to ten years                         1,189        1,200
Due after ten years                                21,136       21,002
Total securities available for sale              $ 97,187       97,041

(5)  Investment Securities
The amortized cost and estimated fair value of investment securities at September 30, 1996 and 1995 are as follows:

                                                      1996
                                                                     Gross          Gross          Estimated
                                                      Amortized      unrealized     unrealized     fair
                                                      cost           gains          losses         value
                                                      (in thousands)
U.S. Treasury and other U.S. Government agencies      $ 13,965       66             (58)           13,973
Corporate bonds                                          4,999        7              (2)            5,004
Obligations of states and political subdivisions            15       --              --                15
Mortgage backed securities                                  98       --              --                98
Total investment securities                           $ 19,077       73             (60)           19,090

                                                      1995
                                                                     Gross          Gross          Estimated
                                                      Amortized      unrealized     unrealized     fair
                                                      cost           gains          losses         value
                                                      (in thousands)
U.S. Treasury and other U.S. Government agencies      $ 37,088       105            (178)          37,015
Corporate bonds                                         16,152       144             (86)          16,210
Mortgage backed securities                              13,647       219            (152)          13,714
Obligations of states and political subdivisions           203         6              --              209
Total investment securities                           $ 67,090       474            (416)          67,148

The amortized cost and estimated fair value of investment securities at September 30, 1996, by contractual maturity, are shown below (mortgage-backed securities are included by final contractual maturity). Expected maturities will differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Amortized      Estimated
                                                 cost           fair value
                                                 (in thousands)

Due within one year                              $ 12,012       12,082
Due one year to five years                          7,018        6,961
Due after five years to ten years                      --           --
Due after ten years                                    47           47
Totals                                           $ 19,077       19,090

There were no sales of investment securities during the years ended September 30, 1996, 1995 or 1994.

(6)  Loans Receivable, Net
Loans receivable consist of the following at September 30, 1996 and 1995:

                                                      September 30,
                                                      1996           1995
                                                      (in thousands)
Loans secured by real estate:
  Conventional one- to four-family                    $100,254        95,416
  Commercial and multi-family                            5,115         5,132
  FHA and VA insured loans                                 129           172
  Construction                                             423           230
    Total loans secured by real estate                 105,921       100,950
Other loans:
  Student loans                                          2,450         2,373
  Automobile loans                                       7,029         6,652
  Consumer                                               2,516         2,447
  Mobile home                                              782         1,185
  Passbook loans                                           856           998
  Home improvement                                         923           828
  Home equity                                            4,368         5,393
  Other                                                    100           112
    Total other loans                                   19,024        19,988
    Less:
      Net deferred loan fees                               579           624
      Allowance for loan losses                          1,833         1,950
                                                         2,412         2,574
                                                      $122,533       118,364

Activity in the allowance for loan losses is summarized as follows for the years ended:
                                                      September 30,
                                                      1996           1995           1994
                                                      (in thousands)
Balance at beginning of period                        $1,950         1,746          1,294
Provision charged to operations                          195           255            465
Charge offs                                             (323)          (62)           (32)
Recoveries                                                11            11             19
Balance at end of period                              $1,833         1,950          1,746

The following table sets forth the information with regard to non-performing loans:
                                                      September 30,
                                                      1996           1995           1994
                                                      (in thousands)
Loans in a non-accrual status                         $1,369         $1,035         $ 650
Loans past due 90 days and still accruing                 --             --            --
Restructured loans                                        --             --            --
Total non-performing loans                            $1,369         $1,035         $ 650

For the year ended September 30, 1996, interest income that would have been recorded on non-performing loans had they remained performing amounted to approximately $77,000.

Certain executive officers of the Company were customers of and had other transactions with the Company in the ordinary course of business. Loans to these parties were made in the ordinary course of business at the Bank's normal credit terms, including interest rate and collateralization. The aggregate of such loans totaled less than 5% of total equity at September 30, 1996 and 1995.

As of September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totalled approximately $78,000, for which the related allowance for loan loss is approximately 16,000. As of September 30, 1996, there were no impaired loans which did not have an allowance for loan losses determined in accordance with SFAS No. 114. During 1996, the average balance of impaired loans was approximately $78,000. Interest income collected on impaired loans during fiscal 1996 was approximately $2,000.

(7)  Accrued Interest Receivable

Accrued interest receivable consists of the following:
                                                      September 30,
                                                      1996           1995
                                                      (in thousands)
Investment securities                                 $ 323            874
Securities available for sale                           657             --
Loans                                                   756            756
                                                      $1,736         1,630

(8)  Premises and Equipment, Net

A summary of premises and equipment is as follows:
                                                      September 30,
                                                      1996           1995
                                                      (in thousands)
Banking house and land                                $2,051         1,417
Furniture, fixtures and equipment                        646           627
Construction in progress                                  --           363
                                                       2,697         2,407
Less accumulated depreciation                            811           675
Premises and equipment, net                           $1,886         1,732

Amounts charged to depreciation expense were approximately $136 thousand, $139 thousand and $166 thousand and for the years ended September 30, 1996, 1995 and 1994, respectively.

(9)  Due to Depositors

Due to depositors are summarized as follows as of September 30, 1996 and 1995:
                                                      Approximate
                                                      Stated              September 30,
                                                      Rates               1996           1995
                                                      (in thousands)
Passbook savings accounts                             1995 - 3.50%        $ 75,477        78,292
                                                      1996 - 3.50%
Statement savings accounts                            1995 - 3.50%           7,881         7,019
                                                      1996 - 3.50%
Certificates of deposit:
                                                      3.00 - 3.99%              30           776
                                                      4.00 - 4.99%          10,503         9,289
                                                      5.00 - 5.99%          64,790        46,146
                                                      6.00 - 6.99%          15,264        32,368
                                                      7.00 - 7.99%           2,272         2,178
                                                      8.00 - 8.99%              --           766
                                                                            92,859        91,523

Money market accounts                            1995 - 2.85-3.95%           7,752         8,589
                                                 1996 - 2.50-3.45%
NOW accounts                                          1995 - 2.50%           9,070         7,799
                                                      1996 - 2.50%
Demand accounts                                                --            3,714         4,008
Total deposits                                                            $196,753       197,230

The approximate amount of contractual maturities of certificates of deposit for the years subsequent to September 30, 1996 are as follows:
                                                 (in thousands)
Years ended September 30,
1997                                             $64,484
1998                                              18,046
1999                                               7,989
2000                                               2,084
Thereafter                                           256
                                                 $92,859

The aggregate amount of time deposit accounts with a balance of $100,000 or more (not federally-insured beyond $100,000) were approximately $7.3 million and $7.4 million at September 30, 1996 and 1995, respectively.

Interest expense on deposits and advances from borrowers for property taxes and insurance (escrow balances) for the years ended September 30, 1996, 1995 and 1994, is summarized as follows:
                                                           September 30,
                                                           1996           1995           1994
                                                           (in thousands)
Passbook savings accounts                                  $2,702         3,149          3,846
Statement savings accounts                                    260           285            340
Certificates of deposit                                     5,218         4,026          2,808
Money market accounts                                         289           310            299
NOW accounts                                                  216           195            191
Escrow balances (including common stock subscriptions)        337            44             45
Total interest expense                                     $9,022         8,009          7,529

Escrow balances expense for the year ended September 30, 1996 includes interest expense on common stock subscriptions held in connection with the Company's initial public offering.

(10)  Income Taxes

The components of income tax expense are as follows for the years ended September 30, 1996, 1995 and 1994:
                                                           September 30,
                                                           1996           1995           1994
                                                           (in thousands)
Current tax expense:
  Federal                                                  $1,605         1,197          1,114
  State                                                       682           325            330
                                                            2,287         1,522          1,444
Deferred tax expense (benefit)                               (151)         (321)            19
Total income tax expense                                   $2,136         1,201          1,463

Actual tax expense for the years ended September 30, 1996, 1995 and 1994 differs from expected tax expense, computed by applying the Federal corporate tax rate of 34% to income before taxes as follows:
                                                 September 30,
                                                 1996                1995                1994
                                                 % Pretax            % Pretax            % Pretax
                                                 Amount    Income    Amount    Income    Amount    Income
                                                 (in thousands)
Expected tax expense                             $1,854    34.0%     $  995    34.0%     $1,208    34.0%
State taxes, net of Federal income tax benefit      333     6.1         174     6.0         218     6.2
Reduction in valuation allowance for deferred
  tax assets                                       (131)   (2.4)         --      --          --      --
Other items                                          80     1.5          32     1.0          37     1.0
                                                 $2,136    39.2%     $1,201    41.0%     $1,463    41.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 are presented below:
                                                 Temporary           Temporary
                                                 Deductible          Taxable
                                                 Differences         Differences
                                                 (in thousands)
Postretirement benefits                          $ 99                 --
Reserve for Nationar loss contingency              43                 --
Allowance for loan losses                         328                 --
Nonqualified deferred compensation                 70                 --
Loan accounting differences                       122                 --
Property and equipment                             15                 --
Bond accretion                                     --                110
Other items                                        82                 76
                                                  759                186

Valuation reserve                                (150)
Deferred tax asset net of valuation reserve       609
Deferred tax liability                           (186)
Net deferred tax asset at September 30, 1996      423
Net deferred tax asset at October 1, 1995         272
Deferred tax benefit for the year ended
September 30, 1996                               $151

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 are presented below:
                                                 Temporary           Temporary
                                                 Deductible          Taxable
                                                 Differences         Differences
                                                 (in thousands)
Reserve for Nationar loss contingency            $264
Allowance for loan losses                         143
Nonqualified deferred compensation                 43
Loan accounting differences                       168
Property and equipment                             22
Bond accretion                                                       106
Other items                                        39                 20
                                                  679                126
Valuation reserve                                (281)
Deferred tax asset net of valuation reserve       398
Deferred tax liability                           (126)
Net deferred tax asset at September 30, 1995      272
Net deferred tax liability at October 1, 1994     (49)
Deferred tax benefit for the year ended
September 30, 1995                               $321

In addition to the deferred tax amounts described above, the Company also had a deferred tax asset of approximately $59 thousand at September 30, 1996 related to the net unrealized loss on securities available for sale.

The valuation allowance for deferred tax assets as of September 30, 1996 was $150 thousand, a reduction of $131 thousand from September 30, 1995. This reduction was primarily the result of the realization of certain deferred items which were previously considered to be uncertain. In evaluating the valuation allowance the Company takes into consideration the nature and timing of the deferred tax asset items as well as the amount of available open tax carrybacks. The Company has fully reserved its New York State deferred tax asset, which is a significant component of deferred tax assets, due to the lack of carryback and carryforward provisions available in New York State. Any changes in the deferred tax asset valuation allowance is based upon the Company's continuing evaluation of the level of such allowance and the realizability of the temporary differences creating the deferred tax asset.

As a qualifying thrift institution under IRS guidelines, the Bank is allowed a special bad debt deduction which has not been subject to deferred taxes through December 31, 1987 in accordance with SFAS No. 109. Accordingly, no deferred tax liability has been recorded for the tax bad debt reserve at December 31, 1987. This reserve, which was approximately $3.6 million at December 31, 1987, will not be subject to tax as long as the Bank does not (i) redeem stock or have excess distributions to shareholders or (ii) fail to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes.

(11)  Employee Benefit Plans
(a)  Pension Plan
The Company maintains a non-contributory defined benefit pension plan with RSI Retirement Trust, covering substantially all employees aged 21 and over with 1 year of service with the exception of hourly paid employees. Benefits are computed as two percent of the highest three year average annual earnings multiplied by credited service up to a maximum of 30 years and are paid as a life annuity or actuarially equivalent alternative form of payment. Full retirement benefits are available at age 65 with at least 5 years of participation or after age 60 with at least 30 years of service. Reduced retirement benefits are available prior to age 60. Employees are fully vested at 5 years of service. The Plan also provides death and disability benefits to eligible employees.

The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for Federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets of the plan are primarily invested in common and preferred stock, investment grade corporate bonds, and U.S. government obligations.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated statements of financial condition at September 30, 1996 and 1995:
                                                 1996           1995
                                                 (in thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
    vested benefits of $2,094 in 1996 and $2,025
    in 1995                                      $(2,227)       (2,170)
  Projected benefit obligation for service
    rendered to date                              (3,029)       (2,957)
  Plan assets at fair value                        3,581         3,162
  Plan assets in excess of projected benefit
    obligation                                       552           205
  Unrecognized net gain from past experience
    different from that assumed and effects of
    changes in assumptions                          (398)         (104)
  Unrecognized prior service cost                     83            99
  Unrecognized net asset being recognized over
    12.5 years                                       (78)          (99)
  Prepaid pension cost                           $   159           101

Components of net periodic pension cost for the years ended September 30, 1996, 1995 and 1994 are as follows:
                                                 1996      1995      1994
                                                 (in thousands)
Service cost-benefits earned during the period   $ 91        81        91
Interest cost on estimated projected benefit
  obligation                                      215       199       178
Actual return on plan assets                     (452)     (452)      (46)
Net amortization and deferral                     198       244      (161)
Net periodic pension cost                        $ 52        72        62

Significant assumptions used in determining the actuarial present value of the projected benefit obligation at September
30, 1996, 1995 and 1994 are as follows:
                                                 1996      1995      1994
Weighted average discount rate                   7.75%     7.50%     8.25%
Increase in future compensation                  5.50%     5.50%     6.00%
Expected long-term rate of return                8.00%     8.00%     8.00%

(b)  401(k) Savings Plan
The Company also maintains a defined contribution 401(k) savings plan, covering all full time employees who have attained age 21 and have completed one year of employment. The Company matches 50% of employee contributions that are less than or equal to 6% of the employee's salary. Total expense recorded during 1996, 1995, 1994 was $34 thousand, $31 thousand, and $30 thousand, respectively.

(c)  Postretirement Benefits
The Company accounts for postretirement benefits under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits. Many of the provisions and concepts of SFAS No. 106 are similar to current standards on accounting for pensions. Based on the transition provisions of SFAS No. 106, the accumulated postretirement benefit obligation at the date of adoption (the transition obligation) may be recognized in income as the cumulative effect of an accounting change in the period of adoption or delayed and amortized over a period of twenty years, as a component of net periodic postretirement benefit cost. The Company adopted SFAS No. 106 as of October 1, 1995 and opted to amortize the transition obligation into expense over the allowed time period. The adoption of SFAS No. 106 did not have a material effect on the Company's consolidated financial statements.

The Company provides postretirement medical and life insurance benefits to eligible retirees. The plans are noncontributory except that the retiree must pay the full cost of spouse medical coverage. Both of the plans are unfunded.

Life insurance is provided in the amount of $5,000 (50% of final year compensation as an active employee if compensation is less than $10,000).

The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at September 30, 1996:
                                                           (in thousands):
Accumulated postretirement benefit obligation (APBO):
  Retirees                                                 $ (642)
  Fully-eligible active plan participants                     (59)
  Other active plan participants                             (630)
    Total APBO                                             (1,331)
  Unrecognized transition obligation                        1,011
  Unrecognized (gain) loss                                     90
  Accrued postretirement benefit cost included in
    other liabilities                                      $ (230)
</TABLE


Net periodic postretirement benefit cost for 1996 include the following components:
                                                           (in thousands):
Service cost                                               $ 42
Interest cost                                                90
Net amortization and deferral                                54
Net periodic postretirement benefit cost                   $186

The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% at September 30, 1996. For measurement purposes at September 30, 1996, a 10% annual rate of increase in the per capital cost of covered health care benefits was assumed for medical coverage for 1997; the rate was assumed to decrease gradually to 6% by 2000 and to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1996 by approximately 15.4% and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by approximately 17.4%.

(d)  Employee Stock Ownership Plan
As part of the conversion discussed in note 2, an employee stock ownership plan (ESOP) was established to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $4.5 million from the Company and used the funds to purchase 454,940 shares of the common stock of the Company issued in the conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of twenty years. At September 30, 1996, the loan had an outstanding balance of $4.5 million and an interest rate of 6.41%. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation.

The Company accounts for the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 93-6 "Employees' Accounting For Stock Ownership Plans" (SOP 93-6).
Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in shareholders' equity. As shares are released from collateral, the Company reports compensation expense equal to the average market price of the shares (during the applicable service period), and the shares become outstanding for earnings per share computations.
Unallocated ESOP shares are not included in the earnings per share computations. The Company recorded approximately $119 thousand of compensation expense under the ESOP during the year ended September 30, 1996.

The ESOP shares as of September 30, 1996 were as follows:
Allocated shares                                         --
Shares released for allocation                       11,374
Unallocated shares                                  443,566
                                                    454,940

Market value of unallocated shares at
  September 30, 1996                             $5,322,792

</TABLE

(12)  Retained Earnings
As a qualifying mutual thrift institution, the Bank has been eligible to claim special Federal tax deductions substantially in excess of actual loss experience as a tax bad debt reserve. Such reserve, aggregating approximately $5.2 million at September 30, 1996, is included within equity in the accompanying consolidated statement of financial condition.
Federal tax law restricts the use of such reserves to charges for bad debts. If this reserve is charged for amounts other than bad debts, taxable income of an identical amount is created. Since ineligible charges to the reserve are not anticipated, no provision has been made for Federal income taxes thereon.

(13)  Commitments and Contingent Liabilities
(a)  Legal Proceedings
The Company may, from time to time, be a defendant in legal proceedings relating to the conduct of its business. In the best judgment of management, the consolidated financial position of the Company will not be affected materially by the outcome of any pending legal proceedings.

(b)  Lease Commitments
The Company leases equipment under noncancelable operating leases. Minimum rental commitments under these leases are not significant. In addition, the Company has a data processing agreement with minimum annual payments of approximately $100 thousand through June 30, 1999.

(c)  Off-Balance-Sheet Financing and Concentrations of Credit
The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the consolidated statement of financial condition. The contract amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Unless otherwise noted, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer. Mortgage commitments are secured by a first lien on real estate. Collateral on extensions of credit for commercial loans varies but may include property, plant and equipment, and income producing commercial property.

Contract amounts of financial instruments that represent the future extension of credit as of September 30, 1996 and 1995 at fixed and variable interest rates are as follows:


Financial instruments whose contract amounts represent Credit risk:
                                                 1996
                                                 Fixed          Variable       Total
                                                 (in thousands)
Mortgages                                        $2,901           369          3,270
Consumer                                             18            --             18
Lines of credit                                     834           531          1,365
Home Equity                                          41         1,341          1,382
                                                 $3,794         2,241          6,035

Financial instruments whose contract amounts represent Credit risk:
                                                 1995
                                                 Fixed          Variable       Total
                                                 (in thousands)
Mortgages                                        $1,295            --          1,295
Consumer                                              6            --              6
Lines of credit                                     430           775          1,205
Home Equity                                          --         1,427          1,427
                                                 $1,731         2,202          3,933

The range of interest on fixed rate commitments was 7.625% to 18.00% at September 30, 1996 and 7.25% to 18.00% at September 30, 1995.

The range of interest on adjustable rate commitments was 6.75% to 10.25% at September 30, 1996 and 10.25% at September 30, 1995, respectively.

In addition to the above, the Company had a commitment at September 30, 1996 to purchase approximately $2.0 million of mortgage-backed securities. The mortgage-backed securities pay interest at the rate of 7.50% and mature on October 1, 2011.

(14)  Fair Values
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), which requires that the Bank disclose estimated fair values for certain financial instruments. SFAS No. 107 defines fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. SFAS No. 107 defines a financial instrument as cash, evidence of ownership interest in an entity, or a contract that imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with a second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected net cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax asset and bank premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates of fair value under SFAS No. 107.

In addition, there are significant intangible assets that SFAS No. 107 does not recognize, such as the value of "core deposits," the Bank's branch network and other items generally referred to as "goodwill."

The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values ascribed to financial instruments. Following is a brief summary of the significant methods and assumptions used:

Securities
The carrying amounts for short-term investments approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term investments and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. See notes 4 and 5 for detail disclosure of securities available for sale and investment securities, respectively. The estimated fair value of stock in the Federal Home Loan Bank of New York is assumed to be its cost given the lack of a public market available for this investment.

Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as single family loans, consumer loans and commercial loans. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the contractual term of the loans to maturity taking into consideration certain prepayment assumptions.

Fair value for significant non-performing loans is based on recent external appraisals and discounting of cash flows. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Deposit Liabilities
Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposit, passbook savings accounts, statement savings accounts, NOW accounts, and money market accounts, must be stated at the amount payable on demand as of September 30, 1996 and 1995. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. These fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Other Items
The following items are considered to have a fair value equal to carrying value due to the nature of the financial instrument and the period within which it will be settled: cash and due from banks, federal funds sold, accrued interest receivable, advances from borrowers for taxes and insurance, and accrued interest payable.

Table of Financial Instruments

The carrying values and estimated fair values of financial instruments as of September 30, 1996 and September 30, 1995 were as follows:
                                                 September 30, 1996            September 30, 1995
                                                                Estimated                     Estimated
                                                 Carrying       Fair           Carrying       Fair
                                                 Value          Value          Value          Value
                                                 (in thousands)
Financial assets:
  Cash and cash equivalents                      $ 39,712        39,712         38,064         38,064
  Securities available for sale                    97,041        97,041             --             --
  Investment securities                            19,077        19,090         67,090         67,148
  Federal Home Loan Bank Stock                      1,159         1,159             --             --
  Loans                                           124,945       124,870        120,938        122,640
  Less:  Allowance for loan losses                  1,833            --          1,950             --
    Net deferred loan fees                            579            --            624             --
      Net loans                                   122,533       124,870        118,364        122,640
Accrued interest receivable                         1,736         1,736          1,630          1,630
Total financial assets                           $281,258       283,608        225,148        229,482

Financial liabilities:
  Deposits:
    Demand, statement, passbook, money market,
      and NOW accounts                            103,894       103,894        105,708        105,708
    Certificates of deposit                        92,859        92,877         91,523         91,970
  Accrued interest on depositors accounts              58            58             54             54
  Advances from borrowers for taxes and
    insurance                                       1,632         1,632          1,027          1,027
    Total financial liabilities                  $198,443       198,461        198,312        198,759

Commitments to Extend Credit and Financial Guarantees Written
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of financial guarantees written is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. Fees, such as these are not a major part of the Bank's business and in the Bank's business territory are not a "normal business practice." Therefore, based upon the above facts the Company believes that book value equals fair value and the amounts are not significant.

(15)  Other Assets - Nationar Related Receivables
On February 6, 1995, the New York Superintendent of Banks (the "Superintendent") took possession of Nationar, a New York chartered bank that provided correspondent banking and related services for various banking institutions, including the Bank. At the time that Nationar was seized by the Superintendent, the Bank had a total of approximately $3.3 million on deposit with Nationar in an account which was used primarily to fund checks written by the Bank's customers and drafts drawn by the Bank, as well as Nationar capital stock of approximately $7,200, and a Nationar debenture of approximately $40 thousand collateralized by a $100 thousand investment security.

As of September 30, 1995, the Bank had charged off the $40 thousand Nationar debenture and the $7,200 Nationar capital stock. The Bank also reclassified the demand account balance to other assets and, based upon uncertainties of collecting the demand account balance, management, as advised by legal counsel, set up a reserve for probable losses as of September 30, 1995 of $660 thousand, representing approximately 20% of the Bank's deposit claim. In June 1996, the Bank received a cash payment of $3.1 million from the Superintendent relating to its Nationar claim. The remaining unresolved Nationar claim is approximately $183 thousand. It is uncertain how much of the remaining claim will be collected, but it is certain that some losses will occur on portions of the remaining claim. Management estimates that $100 thousand reserve is necessary and has included in other income on the 1996 consolidated statement of operations the recovery of $560 thousand of the Nationar loss contingency reserve.

(16)  Parent Company Financial Information

The Holding Company began operations on April 18, 1996 in conjunction with the Bank's mutual-to-stock conversion and the
Company's initial public offering of its common stock.  The Holding Company's statement of financial condition as of
September 30, 1996 and related statements of operations and cash flows for the period from April 18, 1996 to September 30,
1996 are as follows:

Statement of Financial Condition
as of September 30, 1996                                   (in thousands,
                                                           except share data)
Assets
Cash and cash equivalents                                  $ 1,138
Securities available for sale<F1>                           22,002
Loan receivable from subsidiary                              4,479
Equity in net assets of subsidiary                          54,791
Other assets                                                    24

  Total assets                                             $82,434

Liabilities and Shareholders' Equity

Liabilities:
  Accrued taxes                                            $    53

Shareholders' Equity:
  Preferred stock, $.01 par value; authorized
    5,000,000 shares                                            --
  Common stock, $.01 par value; authorized 15,000,000
    shares; 5,686,750 shares issued and outstanding at
    September 30, 1996                                          57
  Additional paid-in capital                                54,864
  Retained earnings, substantially restricted               31,984
  Common stock acquired by ESOP                             (4,436)
  Net unrealized loss on securities available for sale,
    net of taxes                                               (88)

Total shareholders' equity                                  82,381

Total liabilities and shareholders' equity                 $82,434

<F1>  The Holding Company's securities available for sale consist of U.S. Agency securities with a weighted average maturity of less than six months.

                                                    Statement of Operations
                                        For the Period From Inception (April 18, 1996)
                                                  Through September 30, 1996
                                                           (in thousands)
Interest income                                            $  296
Interest expense                                               --
  Net interest income                                         296
Non interest expense                                           70
Income before income taxes and equity in undistributed
  earnings of subsidiary                                      226
Income tax expense                                             91
Income before equity in undistributed earnings
  of subsidiary                                               135
Equity in undistributed earnings of subsidiary (for the
  year ended September 30, 1996)                            3,182
Net income                                                 $3,317

                                                    Statement of Cash Flows
                                        For the Period From Inception (April 18, 1996)
                                                  Through September 30, 1996
                                                           (in thousands)
Cash flows from operating activities:
  Net income                                               $   3,317
  Adjustment to reconcile net income to net cash provided
    by operating activities:
    Equity in undistributed earnings of subsidiary            (3,182)
    Increase in other assets                                     (24)
    Increase in liabilities                                       53
      Net cash provided by operating activities                  164

Cash flows from investing activities:
  Purchase of securities available for sale                 (122,347)
  Proceeds from the maturity of securities available
    for sale                                                 100,345
  Investment in common stock of subsidiary                   (27,460)
  Net increase in loans from subsidiary                       (4,479)
    Net cash used in investing activities                    (53,941)

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                 54,915

Net increase in cash and cash equivalents                      1,138

Cash and cash equivalents:
  Beginning of period                                             --

End of period                                              $   1,138

Noncash investing activities:
Recording of subsidiary's equity, including retained earnings, common stock acquired by ESOP, and net unrealized loss on securities available for sale,
net of taxes, on date of investment in common stock of subsidiary               24,149

These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto.

(17)  Regulatory Capital Requirements
OTS capital regulations require savings institutions to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 1996, the Bank was required to maintain a minimum ratio of tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier
1) capital.

Under the prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on average total assets); a core (Tier 1) risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors.

Management believes that, as a September 30, 1996, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the Bank's actual capital amounts and ratios as of September 30, 1996, compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution.
Although the OTS capital regulations apply at the Bank level only, the Company's consolidated capital amounts and ratios are also presented.  The OTS does not have a holding company capital requirement.
                                                           Minimum Capital     For Classification
                                       Actual              Adequacy            as Well Capitalized
                                       Amount    Ratio     Amount    Ratio     Amount    Ratio
Bank
Tangible capital                       $54,879   20.93%    $3,934    1.50%     $    --      --
Tier 1 (core) capital                   54,879   20.93      7,867    3.00       13,112    5.00%
Risk-based capital:
Tier 1                                  54,879   60.59         --      --        5,435    6.00
Total                                   56,034   61.08      7,339    8.00        9,173   10.00

                                       Actual
                                       Amount    Ratio
Consolidated
Tangible capital                       $82,469   29.05%
Tier 1 (core) capital                   82,469   29.05
Risk-based capital:
Tier 1                                  82,469   91.05
Total                                   83,624   91.16

(18)  Subsequent Event
On October 24, 1996, at a special meeting of shareholders, the shareholders approved a management recognition and retention plan ("MRP") and a stock option plan for the benefit of employees, officers and directors of the Company.

Under the MRP 227,470 shares (4%) of the Company's common stock will be available for award to employees, officers and directors of the Company in a manner designed to encourage such persons to remain with the Company. With the approval of the plan, 178,732 common shares were awarded and will vest on the anniversary of the date of shareholder approval at an annual rate of 20%. The common stock required for the MRP has been purchased in the market by the Company.

Under the stock option plan, 568,675 stock options (10% of the number of shares outstanding) will be available for award to employees, officers and directors of the Company. With the approval of the plan, 416,333 stock options were granted and will vest on the anniversary of the date of shareholder approval at an annual rate of 20%. The Company has not made a final determination whether the common stock required by the stock option plan will be purchased in the market or issued from authorized and unissued.

On October 24, 1996, the Company's Board of Directors authorized the Company to apply to the OTS for permission to repurchase an additional 10% of its outstanding shares.

SHAREHOLDER INFORMATION

Corporate Offices

Catskill Financial Corporation
341 Main Street
Catskill, New York  12414-1450
(518) 943-3600

Annual Meeting

The annual meeting of Catskill Financial Corporation will be held 7:00 p.m., Tuesday, February 11, 1997 at the Bank's offices at 341 Main Street, Catskill, New York

Form 10-K

For the 1996 fiscal year, Catskill Financial Corporation will file an Annual Report on Form 10-K. Shareholders wishing a copy may obtain one free of charge by writing:
     David L. Guldenstern
     Corporate Secretary
     Catskill Financial Corporation
     341 Main Street
     Catskill, New York  12414-1450

Transfer Agent and Registrar

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey  07016-3572

Counsel

Serchuk & Zelermyer, L.L.P.
81 Main Street
White Plains, New York  10601

Independent Auditors

KPMG Peat Marwick, LLP
74 North Pearl Street
Albany, New York  12207

Common Stock

The common stock of Catskill Financial Corporation trades on the Nasdaq stock market under symbol CATB.

At August 26, 1996, there were approximately 1,013 holders of record and approximately 1,400 beneficial shareholders.

Catskill Financial Corporation common
stock was issued at $10.00 per share in connection with the Company's initial public offering completed on April 18, 1996. The following table shows the range of high and low sale prices for each quarterly period since the Company began trading in April.

1996               High          Low
Third Quarter      $11.00        $10.00
Fourth Quarter     $12.38        $ 9.88

The Company as of September 30, 1996, had not declared any dividends on its Common Stock. Dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions. Restrictions on dividend payments are described in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report.