Form 10-Q
period 1996-12-31
CATSKILL FINANCIAL CORP
filed 1997-02-14
CIK 1005512

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996

                                     OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from ___ to ___

                         Commission File No. 0-27650

                       CATSKILL FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)

DELAWARE                            14-1788465
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

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
Yes  x    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Shares, $.01 par value       5,361,482
(Title of class)                    (outstanding at January 31, 1997)



                                                 CATSKILL FINANCIAL CORPORATION
                                                           FORM 10-Q
                                                       DECEMBER 31, 1996
INDEX

PART I        FINANCIAL INFORMATION                                                                Page
Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of December
                31, 1996 (Unaudited) and September 30, 1996.                                        1

              Consolidated Statements of Income for the Three months ended
                December 31, 1996 and 1995 (Unaudited)                                              2

              Consolidated Statements of Changes in Shareholders' Equity
                for the Three months ended December 31, 1996 and 1995 (Unaudited).                  3

              Consolidated Statements of Cash Flows for the Three months
                ended December 31, 1996 and 1995 (Unaudited)                                        4

              Notes to Unaudited Consolidated Interim Financial Statements                          5

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.                                                          7

Part II.      OTHER INFORMATION

Item 1.       Legal Proceedings.                                                                   15

Item 4.       Submission of Matters to a Vote of Security Holders.                                 15

Item 6.       Exhibits and Reports on Form 8-K                                                     15

              Signatures                                                                           16


                                                 CATSKILL FINANCIAL CORPORATION
                                         Consolidated Statements of Financial Condition
                                             (In Thousands, Except Per Share Data)

Assets                                                      December 31, 1996  September 30, 1996
                                                            (Unaudited)
Cash and due from banks                                     $           4,095  $           4,112
Federal funds sold                                                     12,200             35,600
Cash and cash equivalents                                              16,295             39,712
Securities available for sale, at fair value                          117,519             97,041
Investment securities, at amortized cost:
(Approximate fair market value of $12,262
at December 31, 1996, and $19,090 at
September 30, 1996)                                                    12,068             19,077
Investment required by law, stock in Federal
Home Loan Bank of NY, at cost                                           1,159              1,159
Loans receivable, net                                                 123,803            122,533
Accrued interest receivable                                             2,114              1,736
Premises and equipment, net                                             2,056              1,886
Real estate owned, net                                                    467                357
Deposits held at Nationar, net                                            ---                 83
Prepaid expenses and other assets                                         144                175
Total Assets                                                $         275,625  $         283,759

Liabilities and Shareholders' Equity
Liabilities:
Due to depositors:
Non-interest bearing                                        $           3,774  $           3,714
Interest bearing                                                      190,490            193,039
Total Deposits                                                        194,264            196,753
Advance payments by borrowers for property
taxes and insurance                                                     1,896              1,632
Accrued interest on depositors' accounts                                   58                 58
Official bank checks                                                    1,431              2,557
Accrued expenses and other liabilities                                  1,159                378
Total Liabilities                                           $         198,808  $         201,378

Shareholders' Equity
Preferred stock, $.01 par value; authorized
5,000,000 shares
Common stock, $.01 par value; authorized
15,000,000 shares; 5,686,750 shares issued at
December 31, 1996                                                          57                 57
Additional paid-in-capital                                             54,697             54,864
Treasury stock at cost (325,268 shares)                                (4,599)               ---
Retained earnings, substantially restricted                            33,050             31,984
Common Stock acquired by ESOP                                          (4,436)            (4,436)
Unearned Management Recognition Plan                                   (2,234)               ---
Net unrealized gain (loss) on securities
available for sale, net of taxes                                          282                (88)
Total Shareholders' Equity                                             76,817             82,381
Total Liabilities and Shareholders' Equity                  $         275,625  $         283,759

                         See accompanying notes to unaudited consolidated interim financial statements.

                                                CATSKILL FINANCIAL CORPORATION
                                               Consolidated Statements of Income
                                             (In Thousands, Except Per Share Data)
                                                            THREE MONTHS ENDED
                                                            December 31,
                                                            1996        1995
                                                            (Unaudited)
Interest and dividend income:
Loans                                                       $    2,543  $    2,461
Securities available for sale                                    1,727         ---
Investment securities                                              238       1,006
Federal Funds sold and other                                       450         542
Stock in Federal Home Loan Bank of NY                               19         ---
Total interest and dividend income                               4,977       4,009

Interest Expense
Deposits                                                         2,136       2,217
Net interest income                                              2,841       1,792

Provision for loan loss                                             75          45
Net interest income after provision for loan losses              2,766       1,747

Noninterest income:
Recovery of Nationar loss contingency                               84         ---
Service fees on deposit accounts                                    59          55
Net securities gains                                               ---          20
Other income                                                        34          36
Total noninterest income                                           177         111

Noninterest expense:
Salaries and employee benefits                                     664         568
Advertising and business promotion                                  39          40
Net occupancy on premises                                           70          60
Federal deposit insurance premiums                                   1          20
Postage and supplies                                                46          43
Outside data processing fees                                        89         104
Equipment                                                           36          34
Professional fees                                                   62          21
Other real estate expenses, net                                      3          29
Other                                                              161         103
Total noninterest expense                                        1,171       1,022
Income before taxes                                              1,772         836
Income tax expense                                                 706         299
Net income                                                  $    1,066  $      537
Earnings per common share                                   $      .21         N/A

Weighted Average Common Shares                               5,090,814         N/A

                        See accompanying notes to unaudited consolidated interim financial statements.

                                                CATSKILL FINANCIAL CORPORATION
                                  Consolidated Statements of Changes in Shareholders' Equity
                                      (In Thousands except per share amounts) (Unaudited)
                                                         Common         Unearned                    Net Unrealized
                              Additional                 Stock          Management      Treasury    Gain (Loss)
                    Common    Paid-in        Retained    Acquired by    Recognition     Shares,     on Securities
                    Stock     Capital        Earnings    ESOP           Plan            at Cost     AFS                Total
Balance at
September 30, 1996
                    $     57  $      54,864  $   31,984  $      (4,436)                             $             (88) $  82,381
Net Income                                        1,066                                                                    1,066

Change in net
  unrealized gain
  (loss) on
  securities
  available for
  sale, net of
  taxes
                                                                                                                  370        370
Grant of restricted
  stock under
  Management
  Recognition Plan
  (178,732 shares)
                                       (167)                                    (2,234)      2,401                           ---
Purchase of
  common shares
  (504,000 shares)                                                                          (7,000)                       (7,000)
Balance at December
31, 1996            $     57  $      54,697  $   33,050  $      (4,436) $       (2,234) $   (4,599) $             282  $  76,817
Balance at
September 30,
1995                                         $   28,667                                                                $  28,667
Net income                                          537                                                                      537
Change in net
  unrealized gain
  (loss) on
  securities
  available for
  sale, net of
  taxes                                                                                                           262        262
Balance at December
31, 1995                                     $   29,204                                             $             262  $  29,466

                        See accompanying notes to unaudited consolidated interim financial statements.

                                                CATSKILL FINANCIAL CORPORATION
                                             Consolidated Statements of Cash Flows
                                                        (In Thousands)
                                                            Three Months Ended
                                                            December 31,
                                                            1996        1995
                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $    1,066  $      537
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
Depreciation                                                        40          34
Net amortization(accretion) on securities                          (81)        (27)
Provision for loan losses                                           75          45
MRP compensation expense                                            80           -
ESOP compensation expense                                           75           -
Recovery of Nationar loss contingency                              (84)          -
Loss (gains) on sale of real estate owned                          (21)          -
Gain on redemption of securities                                     -         (20)
Increase in other assets                                          (347)       (156)
Collection of deposits held at Nationar                            167           -
Decrease in accrued expense and other liabilities                 (747)     (2,216)
Net cash provided (used) by operating activities                   223      (1,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of
investment securities                                            7,000       9,072
Purchases of investment securities                                   -      (5,000)
Net (increase)decrease in loans receivable                      (1,593)     (1,285)
Capital expenditures                                              (210)          -
Purchase of AFS securities                                     (69,359)          -
Proceeds from maturity/calls/paydown of AFS securities          49,588           -
Proceeds from the sale of real estate owned                        159           -
Net cash provided (used) by investing activities               (14,415)      2,787

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase(decrease) in deposits                              (2,489)        840
Net increase in advance payments by borrowers for
property taxes and insurance                                       264       1,468
Purchase of common stock for treasury                           (7,000)          -
Net cash provided (used) by financing activities                (9,225)      2,308
Net increase(decrease) in cash and cash equivalents            (23,417)      3,392
Cash and cash equivalents at beginning of period                39,712      38,064
Cash and cash equivalents at end of period                  $   16,295  $   41,356
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                    $    2,135  $    2,214
Taxes                                                              375         321
Transfer of loans to other real estate owned                       248          56
Change in net unrealized gain(loss) on AFS net of tax
liability of $247 and $175, respectively                           370         262

                         See accompanying notes to unaudited consolidated interim financial statements


                       CATSKILL FINANCIAL CORPORATION
                      Notes to Unaudited Consolidated
                        Interim Financial Statements

Note 1. Basis of Presentation

The unaudited consolidated interim financial statements include the accounts of Catskill Financial Corporation ("Company") and its wholly owned subsidiary, Catskill Savings Bank ("Bank"). In Management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in Catskill Financial's 1996 Annual Report to Shareholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 1997.

Note 2. Earnings per share

On April 18, 1996, Catskill Financial Corporation completed its initial stock offering of 5,686,750 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (454,940) were purchased by the Catskill Financial Corporation Employee Stock Ownership Plan ("ESOP"). On September 30, 1996, the Company released 11,374 shares to plan participants, consequently the remaining 443,566 shares have not been committed to be released and accordingly under AICPA Statement of Position 93-6, these shares are not considered to be outstanding for purposes of calculating per share amounts. Weighted average common shares for the quarter ending December 31, 1996 of 5,090,814 have been calculated based on the actual number of days the shares were outstanding during the quarter. The effect of outstanding stock option awards and restricted shares issued under the MRP plan are not material to the calculation of earnings per share. Earnings per share are not presented for periods prior to the initial public offering as the Bank was a mutual savings bank, and had no stock outstanding.

Note 3. Employee Benefits

Management Recognition Plan

On October 24, 1996, the shareholders approved a Management Recognition Plan ("MRP") for the benefit of employees, officers and directors of the Company. Under the MRP, 4% of the Company's common stock, or 227,470 shares, are available for award in a manner designed to encourage recipients to remain with the Company. Concurrent with the approval of the plan, 178,732 common shares were awarded and will vest at an annual rate of 20% over 5 years. The fair market value of the shares awarded on the date of grant of $2.2 million, is being amortized to compensation expense as the plan's participants become vested in those shares. For the three months ended December 31, 1996, the Company recognized compensation expense of approximately $80,000.

Stock Option and Incentive Plan

On October 24, 1996, the shareholders approved a Stock Option and Incentive Plan ("Stock Option Plan"). Under the stock option plan, options to purchase a number of shares equal to 10% of the Company's common shares issued in its initial public offering, or 568,675 shares, will be available for award to employees, officers and directors of the Company. Concurrent with the approval of the plan, 416,333 stock options were granted at an exercise price of $12.50 per share, representing the average of the high and low sales price on the grant date. The options vest over a five year period, at an annual rate of 20% on the anniversary of the grant date.

                       CATSKILL FINANCIAL CORPORATION
                                 FORM 10-Q
                             DECEMBER 31, 1996

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

For the three months ended December 31, 1996, the Company recorded net income of $1,066,000, an increase of $529,000, or 98.5% over the comparable quarter of 1995. Earnings per common share for the quarter ended December 31, 1996, were $.21, based on weighted average common shares outstanding of 5,090,814. No shares were outstanding during the comparable quarter of last year as the Company completed its initial public offering on April 18, 1996. Annualized return on average assets for the three months ended December 31, 1996 and 1995 was 1.51% and 93%, respectively, and return on average equity was 5.23% and 7.45%, respectively.

FINANCIAL CONDITION

Total assets were $275.6 million at December 31, 1996, a decrease of $8.1 million, or 2.9% from the $283.7 million at September 30, 1996. The asset decrease was principally caused by the Company's repurchase of its common shares, as well as a decrease in customer deposits, both of which reduced the Company's earning assets.

Cash and cash equivalents were $16.3 million, a decrease of $23.4 million, or 58.9% from the $39.7 million at September 30, 1996. The decrease was principally a reduction in federal funds as the Company used available cash to purchase 504,000 shares of its common stock at a total cost of approximately $7 million, and continued to invest the net proceeds of its initial public offering in securities available for sale and, to a lesser extent, loans.

Total securities, which include securities held to maturity ("HTM") and securities available for sale ("AFS"), excluding Federal Home Loan Bank stock, were $129.6 million, an increase of $13.5 million, or 11.6% over the $116.1 million as of September 30, 1996. The change in securities consisted of a $20.5 million increase in AFS securities, primarily the Company's purchase of mortgage backed securities, and a $7.0 million decrease in HTM securities.

Loans receivable were $125.6 million as of December 31, 1996, an increase of $1.2 million or 1.0% over the $124.4 million as of September 30, 1996. The following table shows the loan portfolio composition as of the respective balance sheet dates:

                                        December 31,        September 30,
                                        1996                1996
                                        (In thousands)
Real Estate Loans
One-to-four family                      $          101,545  $          100,383
Multi-family and commercial                          5,031               5,115
Construction                                         1,084                 423
Total real estate loans                            107,660             105,921
Consumer Loans                                      18,538              19,024
Gross Loans                                        126,198             124,945
Less:  Net deferred loan fees                         (569)               (579)
Total loans receivable                  $          125,629  $          124,366


The decrease in consumer loans was principally a decrease in home equity loans, as lower mortgage rates have encouraged customers to refinance their underlying first mortgages and repay their home equity loans.

Non-performing assets at December 31, 1996 were $1.3 million, or .47% of total assets, compared to the $1.7 million or .61% of total assets at September 30, 1996. The table below sets forth the amounts and categories of the Company's non-performing assets.


                                        December 31,        September 30,
                                        1996                1996
                                        (In thousands)
Non-accruing loans:
One-to-four family                      $              802  $            1,008
Multi-family and commercial
real estate                                            ---                  78
Consumer                                                27                 283
Total non-accruing loans                               829               1,369
Foreclosed assets, net:
One-to-four family                                     397                 334
Multi-family and commercial
real estate                                             70                  23
Total foreclosed assets, net                           467                 357
Total non-performing assets             $            1,296  $            1,726
Total non-performing loans as a
% of total loans                                       .66%               1.10%


Approximately 56% of the decrease in non-performing loans at December 31, 1996 as compared to September 30, 1996 was attributed to the Company foreclosing on the property, with the balance primarily customers making payments to bring their loans current.

The allowance for loan losses was $1.8 million, or 1.45% of period end loans at December 31, 1996, and provided coverage of non-performing loans of 220.3%. The following summarizes the activity in the allowance for loan losses:



                                        Three Months Ended December 31,
                                        1996                1995
                                        (In thousands)
Allowance at beginning of period        $            1,833  $            1,950
Charge-offs                                            (87)                (22)
Recoveries                                               5                   2
Net charge-offs                                        (82)                (20)
Provision for loan losses                               75                  45
Allowance at end of period              $            1,826  $            1,975


Total deposits were $194.3 million, at December 31, 1996, a decrease of $2.5 million, or 1.3% from the $196.8 million at September 30, 1996. Savings deposits were $81.7 million at December 31, 1996, or 42.0% of total deposits, a decrease of $1.7 million, or 2.0% from September 30, 1996, when savings represented 42.4% of total deposits. The balance of the decrease in deposits was principally a $.7 million reduction in certificates of deposits. Management believes that the decrease in deposits is somewhat seasonal, however, the Company is experiencing similar to other financial institutions, deposits outflows to other investment vehicles such as mutual funds. The Company opened its fourth full service branch in late December and management anticipates its opening will generate deposit growth.

Shareholders' equity at December 31, 1996 was $76.8 million, a decrease of $5.6 million, or 6.8% from the $82.4 million at September 30, 1996. The decrease was principally caused by the Company's repurchase of common shares, offset by net income for the quarter and a $370,000 improvement in the Company's net unrealized gain (loss) on securities available for sale, net of taxes.

Shareholders' equity as a percent of total assets was 27.9% at December 31, 1996 compared to 29.0% at September 30, 1996. Book value per common share was $14.82 excluding unvested shares of the Company's MRP, and was $16.21 excluding unallocated ESOP shares and unvested MRP shares.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net Interest Income

Net interest income for the three months ended December 31, 1996 was $2.8 million, an increase of $1 million, or 58.5% over the comparable quarter of 1995. The change was primarily due to the increase in average earning assets of $50.9 million, or 22.7% higher than the comparable period of 1995.

Interest income for the three months ended December 31, 1996 was $5.0 million, an increase of $968,000, or 24.1%. The increase was principally volume related as the Company invested the net proceeds of its initial public offering in mortgage backed securities, other securities and loans. The yield on average earning assets was 7.24%, an increase of 8 basis points over 1995. The increase was principally in the securities portfolio, as the Company purchased investments with longer term durations to increase yields.

Interest expense for the three months ended December 31, 1996 was $2.1 million, a decrease of $82,000, or 3.7%. The decrease was primarily rate related as the average cost of funds decreased 10 basis points to 4.40%. The rate change was principally caused by the average rate paid on certificates of deposit which decreased from 5.75% to 5.51%, or 24 basis points, primarily from the decrease in market rates since the Federal Reserve lowered the discount rate in January 1996.

For more information on average balances, interest, yield and rate, please refer to Table #1, included in this report.

Provision for Loan Losses

The Company establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes concentrations of credit, past loan loss experience, current economic conditions, amount and composition of loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans. The provision for loan losses was $75,000 for the three months ended December 31, 1996, an increase of $30,000 from the comparable period of 1995. The increase is principally to cover the higher level of net charge-offs of $82,000 for the three month period ended December 31, 1996, compared to only $20,000 for the comparable period of 1995. The allowance for loan losses at December 31, 1996 was $1.8 million, or 1.45% of total loans and provided coverage of non-performing loans of 220.3%.

Non-Interest Income

Non-interest income was $177,000 for the three months ended December 31, 1996, an increase of $66,000 over the comparable period of 1995. The increase was principally the recovery of $84,000 of the Nationar loss reserve, as the Company received payment of substantially all its remaining claims, offset somewhat by a reduction in net securities gains of $20,000. The gains realized in the three months ended December 31, 1995 related to securities acquired at a discount that were called by the issuer prior to their contractual maturity; there were no such gains in 1996.

Non-Interest Expense

Non-interest expense for the three months ended December 31, 1996 was $1,171,000 an increase of $149,000, or 14.6% over 1995. Increases in personnel costs, net occupancy, professional fees and other expenses were partially offset by reductions in FDIC insurance premiums, data processing fees and other real estate expenses.

Salaries and employee benefits increased $96,000 or 16.9% over 1995, principally from ESOP and MRP compensation expenses both new plans since the Company went public. ESOP and MRP compensation expense for the three months ended December 31, 1996 were $75,000 and $80,000, respectively, offset somewhat by lower medical benefits costs, as the Company changed insurance carriers and received refunds from its prior insurer due to favorable claims experience. Net occupancy costs were $70,000, an increase of 16.7% over 1995, as the Company experienced increased costs relating to opening a new full service branch in December 1996. Professional fees increased $41,000, principally from higher legal and accounting costs related to operating a public company. All other expenses were $161,000, an increase of $58,000, or 56.3% over 1995. The increases were principally $23,000 in OTS assessments due to the Bank's change to a federal charter, and higher insurance, transfer agent, and other costs relating to operating a public company.

FDIC insurance premiums were lower for the three months ended December 31, 1996, since the Bank is BIF insured and paid only the regulatory minimum of $500 per quarter, compared to $.04 per $100 of assessed deposits for the comparable period of 1995. Data processing costs were $89,000 in the three months ended December 31, 1996, a decrease of $15,000 or 14.4% compared to 1995. The decrease was principally caused by additional billings in 1995, with the balance primarily preparation to become a public company. Other real estate expenses were $3,000, a decrease of $26,000 from the comparable quarter of 1995. The decrease was principally caused by $21,000 of gains on other real estate sales during the three months ended December 31, 1996; there were no sales during the comparable period of 1995.

Income Tax Expense

Income tax expense for the three months ended December 31, 1996 was $706,000 an increase of $407,000, or 136.1% over the comparable period of 1995. The change was principally the 112.0% increase in income before income taxes. The Company's effective tax rates for the three months ended December 31, 1996 and 1995, were 39.84% and 35.77%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

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

The primary sources of funds for operations are deposits, principal and interest payments on loans, mortgage backed securities, and other securities available for sale.

Net cash provided by operating activities was $223,000 for the three months ended December 31, 1996, an increase of $2,026,000 over the comparable period of 1995. The increase over 1995 was principally caused by the timing of escrow related tax payments on mortgages which were paid in the month of September in 1995, compared to October in 1996, with the balance attributed to improved operating performance. Investing activities used $14.4 million in 1996, as the Company invested more of its initial net offering proceeds in securities available for sale, principally mortgage backed securities and, to a lesser extent, loans. Financing activities used $9.2 million, the majority of which related to the Company's repurchase of 504,000 shares of its common stock at a cost of approximately $7.0 million. The balance of the funds used in financing activities was represented by a decrease in deposits. Management believes that the decrease is somewhat seasonal, however, the Company is experiencing, similar to other financial institutions, deposit outflows to other investment vehicles such as mutual funds. The Company opened its fourth full service branch in late December 1996, and management anticipates its opening will generate deposit growth. For more details concerning the company's cash flows, see "Consolidated Statements of Cash Flows."

An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $194.3 million of deposits are a dependable source of funds due to long term customer relationships. The Company does not currently use brokered deposits as a source of funds, and deposit accounts having balances in excess of $100,000 total only $16.5 million or less than 8.5% of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which maybe varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The OTS required minimum liquidity ratio is currently 5% and for the month of December 1996, the Bank exceeded that, reporting an average liquidity ratio of 34.9%.

The Company anticipates that it will have sufficient funds to meet its current commitments. At December 31, 1996, the Company had commitments to originate loans and purchase securities of $1.0 and $1.0, respectively. In addition, the Company had undrawn commitments of $2.6 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at December 31, 1996, totaled $63.5 million, and management believes that a significant portion of such deposits will remain with the Company.

Catskill Financial is regulated by the OTS and although there are no minimum capital requirements for the holding company itself, the Bank is required to maintain a minimum level of regulatory capital. The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1996, compared to the OTS minimum capital requirements:



                         Actual                  Minimum
                         Amount            %     Amount             %
(Dollars in Thousands)
Tangible Capital         $   55,966        20.3% $    4,133         1.5%
Core Capital                 55,966        20.3       8,266         3.0
Risk Based Capital           57,162        60.1       7,605         8.0


In October 1996, the Board authorized the Company to repurchase 4% of its outstanding shares to fund its Management Recognition Plan which was approved at a special meeting of shareholders on October 24, 1996. In addition, after Board approval, the Company received OTS approval on November 26, 1996, to repurchase up to 10% of its shares over the period ending April 18, 1997. Such shares could be used for general corporate purposes including funding the Company's stock options plan which was also approved at the special meeting of shareholders. By December 4, 1996, the Company had completed the repurchase of 227,470 shares of its common stock to fund the MRP at a cost of $3.1 million, or $13.59 per share. In addition, by December 31, 1996, the Company had repurchased 276,530 of the shares under the 10% repurchase program at a cost of $3.9 million or $14.15 per share. The Holding Company itself has adequate resources to repurchase the shares without dividends from the Bank. In addition, at December 31, 1996, the Bank could after notifying the OTS in writing, pay to the holding company dividends of approximately $23.9 million.

            TABLE #1  AVERAGE BALANCES, INTEREST, YIELD AND RATE

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are included at amortized cost.



                                                  THREE MONTH PERIODS ENDED
                                                  December 31, 1996                    December 31, 1995
                                                  Average                              Average
                                                  Balance    Interest    Yield/Rate    Balance    Interest    Yield/Rate
                                                  (Dollars in Thousands)
Interest-Earning Assets
Loans receivable, net                             $ 125,623  $    2,543          8.10% $ 121,284  $    2,461          8.12%
Mortgage-backed securities                           52,629         931          7.08%    13,467         251          7.46%
Securities                                           63,109       1,053          6.67%    50,033         755          6.04%
Federal funds sold and other                         33,483         450          5.33%    39,132         542          5.50%
Total interest-earning assets                       274,844       4,977          7.24%   223,916       4,009          7.16%
Allowance for loan losses                            (1,813)                              (1,964)
Other assets, net                                     6,489                                7,347
Total Assets                                      $ 279,520                            $ 229,299
Interest-Bearing Liabilities
Savings deposits                                  $  82,102  $      724          3.50% $  84,144  $      742          3.50%
Money market                                          7,829          67          3.40%     8,597          74          3.41%
Now deposits                                          9,215          57          2.45%     8,079          50          2.46%
Certificates of deposit                              92,058       1,279          5.51%    92,571       1,341          5.75%
Other                                                 1,550           9          2.30%     1,924          10          2.06%
Total interest-bearing
liabilities                                         192,754       2,136          4.40%   195,315       2,217          4.50%
Non-interest bearing                                  3,578                                3,773
Other liabilities                                     2,374                                1,629
Shareholders' equity                                 80,814                               28,582
Total Equity and Liabilities                      $ 279,520                            $ 229,299
Net interest income                                          $    2,841                           $    1,792
Net interest rate spread                                                         2.84%                                2.66%
Net yield on average
interest-earning assets                                                          4.13%                                3.20%
Average interest earning
assets to average interest
bearing liabilities                                  142.59%                              114.64%
Earning Assets/Total Assets                           98.33%                               97.65%


                       CATSKILL FINANCIAL CORPORATION
                                 FORM 10-Q
                             DECEMBER 31, 1996

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

Item 4. Submission of Matters to a Vote of Security Holders

At a special meeting of shareholders held on October 24, 1996, there were 4,416,534 voting shares present in person or by proxy, which represented 77.66% of the Company's outstanding shares of 5,686,750. Votes were taken on the following shareholder proposals:

Proposal #1 "Ratification of the adoption of the Company's 1996 Stock Option and Incentive Plan."

Votes         Votes
For           Against   Abstain   Non-Vote
4,036,737     303,457    74,424     1,916

Proposal #2 "Ratification of the adoption of the 1996 Management Recognition Plan."

Votes         Votes
For           Against   Abstain   Non-Vote
3,881,997     456,323    78,214        ---

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
(11) Computation of Net Income per Common Share
(27) Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CATSKILL FINANCIAL CORPORATION
Date:  February 13, 1997               /s/ Wilbur J. Cross
                                       Wilbur J. Cross
                                       Chairman of the Board, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)

Date:  February 13, 1997               /s/ David J. DeLuca
                                       David J. DeLuca
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                                                                  Exhibit 11



                       CATSKILL FINANCIAL CORPORATION
                 COMPUTATION OF NET INCOME PER COMMON SHARE
              (dollars in thousands, except per share amounts)
                                                            Three Months Ended December 31,
                                                            1996                          1997
Net income applicable to common shares                      $                      1,066  $                        537
Weighted average common shares outstanding                                     5,090,814                           N/A<F1>
Net income per common share                                 $                        .21
Net income per common share - primary
Weighted average common shares outstanding                                     5,090,814
Dilutive common stock options <F2>                                                33,704
Weighted average common shares and
common share equivalents outstanding                                           5,124,518
Net income per common share - primary                       $                        .21
Net income per common share - fully diluted
Weighted average common shares outstanding                                     5,090,814
Dilutive common stock options <F2>                                                46,362
Weighted average common shares and
common share equivalents outstanding                                           5,137,176
Net income per common share - fully diluted                 $                        .21

<F1>  Company completed its initial public offering on April 18, 1996.

<F2>  Dilutive common stock options (includes restricted stock under the Company's MRP plan and options under its stock option plan) are based on the treasury stock method using average market price in computing net income per share - primary, and the higher of period-end market price or average market price in computing net income per common share - fully diluted.