Form 10-Q
period 1997-03-31
CATSKILL FINANCIAL CORP
filed 1997-05-14
CIK 1005512

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange  Act of 1934  For the quarterly period ended
March 31, 1997
--------------

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from ________ to ________


                      Commission File Number  0-27650

                       CATSKILL FINANCIAL CORPORATION
           (Exact name of registrant as specified in its charter)


                DELAWARE                                  14-1788465
    -------------------------------                   ------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)


             341 MAIN STREET, CATSKILL, NY                     12414
             -------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)



                               (518)943-3600
                               -------------
            (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                    Yes  x         No
                                               -----         -----



  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Shares, $.01 par value                      5,073,506
 -----------------------------                      ---------
       (Title of class)                   (outstanding at April 30, 1997)


                                                 CATSKILL FINANCIAL CORPORATION
                                                           FORM 10-Q
                                                         MARCH 31, 1997
INDEX
PART I   FINANCIAL INFORMATION                                            Page
Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 1997 (Unaudited) and September 30, 1996                 1

         Consolidated Statements of Income for the Six months ended
         March 31, 1997 and 1996 (Unaudited)                               2

         Consolidated Statements of Income for the Three months ended
         March 31, 1997 and 1996 (Unaudited)                               3

         Consolidated Statements of Changes in Shareholders' Equity
         for the Six months ended March 31, 1997 and 1996
         (Unaudited)                                                       4

         Consolidated Statements of Cash Flows for the Six months
         ended March 31, 1997 and 1996 (Unaudited)                         5

         Notes to Unaudited Consolidated Interim Financial Statements      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                19

Item 4.  Submission of Matters to a Vote of Security Holders              19

Item 6.  Exhibits and Reports on Form 8-K                                 19

         Signatures                                                       20

                                                 CATSKILL FINANCIAL CORPORATION
                                         Consolidated Statements of Financial Condition
                                              (In Thousands, Except Per Share Data)
                                                                     March 31, 1997
Assets                                                               (Unaudited)         September 30, 1996
Cash and due from banks                                              $  2,471            $  4,112
Federal funds sold                                                        ---              35,600
        Cash and cash equivalents                                       2,471              39,712
Securities available for sale, at fair
value                                                                 132,033              97,041
Investment securities, at amortized
cost:
   (Approximate fair value of $10,043 at March
    31, 1997, and $19,090 at September 30,
    1996)                                                              10,056              19,077
Investment required by law, stock in Federal
   Home Loan Bank of NY, at cost                                        1,159               1,159
Loans receivable, net                                                 123,021             122,533
Accrued interest receivable                                             2,244               1,736
Premises and equipment, net                                             2,330               1,886
Real estate owned, net                                                    428                 357
Deposits held at Nationar, net                                            ---                  83
Prepaid expenses and other assets                                         198                 175
          Total Assets                                               $273,940            $283,759

          Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
     Non-interest bearing                                            $  3,925            $  3,714
     Interest bearing                                                 193,230             193,039
        Total Deposits                                                197,155             196,753
   Advance payments by borrowers for property
    taxes and insurance                                                 1,376               1,632
   Accrued interest on deposits                                            59                  58
   Official bank checks                                                 1,080               2,598
   Accrued expenses and other liabilities                                 358                 337
        Total Liabilities                                            $200,028            $201,378
Shareholders' Equity
   Preferred stock, $.01 par value; authorized
    5,000,000 shares
   Common stock, $.01 par value; authorized
    15,000,000 shares; 5,686,750 shares issued
    at March 31, 1997 and September 30, 1996                               57                  57
   Additional paid-in-capital                                          54,745              54,864
   Treasury stock at cost, (481,268 shares)                            (7,115)                ---
   Retained earnings, substantially restricted                         33,648              31,984
   Common Stock acquired by ESOP                                       (4,322)             (4,436)
   Unearned Management Recognition Plan                                (2,042)                ---
   Net unrealized loss on securities available
    for sale, net of taxes                                             (1,059)                (88)

        Total Shareholders' Equity                                     73,912              82,381

        Total Liabilities and Shareholders' Equity                   $273,940            $283,759

See accompanying notes to unaudited consolidated interim financial statements.

                                                 CATSKILL FINANCIAL CORPORATION
                                                Consolidated Statements of Income
                                              (In Thousands, Except Per Share Data)
                                                                            SIX MONTHS ENDED
                                                                                March 31,
                                                                               (Unaudited)
                                                                     1997                1996
Interest and dividend income:
     Loans                                                           $    5,046          $    4,887
     Securities available for sale                                        3,919                 419
     Investment securities                                                  400               1,516
     Federal funds sold and other                                           538               1,193
     Stock in Federal Home Loan Bank of NY                                   37                 ---
          Total interest and dividend income                              9,940               8,015

Interest Expense
     Deposits                                                             4,236               4,404
     Short term borrowings                                                    2                 ---
          Total interest expense                                          4,238               4,404

Net interest income                                                       5,702               3,611
Provision for loan losses                                                   150                  75
     Net interest income after provision for
      loan losses                                                         5,552               3,536

Noninterest income:
     Recovery of Nationar loss contingency                                  100                 ---
     Service fees on deposit accounts                                       115                 108
     Net securities gains                                                     5                  31
     Other income                                                            78                  99
          Total noninterest income                                          298                 238

Noninterest expense:
     Salaries and employee benefits                                       1,418               1,087
     Advertising and business promotion                                      84                  78
     Net occupancy on premises                                              165                 126
     Federal deposit insurance assessments                                    7                  21
     Postage and supplies                                                   132                  83
     Outside data processing fees                                           181                 164
     Equipment                                                               91                  70
     Professional fees                                                      132                  48
     Other real estate expenses, net                                        (21)                 55
     Other                                                                  323                 227
          Total noninterest expense                                       2,512               1,959
          Income before taxes                                             3,338               1,815
Income tax expense                                                        1,329                 701
          Net income                                                 $    2,009          $    1,114

Earnings per common share                                            $     0.41                 N/A

Weighted Average Common Shares                                        4,902,587                 N/A

See accompanying notes to unaudited consolidated interim financial statements.


                                                 CATSKILL FINANCIAL CORPORATION
                                                Consolidated Statements of Income
                                              (In Thousands, Except Per Share Data)
                                                                           THREE MONTHS ENDED
                                                                                March 31,
                                                                               (Unaudited)
                                                                     1997                1996
Interest and dividend income:
     Loans                                                           $    2,503          $    2,426
     Securities available for sale                                        2,191                 419
     Investment securities                                                  163                 510
     Federal funds sold and other                                            88                 651
     Stock in Federal Home Loan Bank of NY                                   18                 ---
          Total interest and dividend income                              4,963               4,006

Interest Expense
     Deposits                                                             2,100               2,187
     Short term borrowings                                                    2                 ---
          Total interest expense                                          2,102               2,187
Net interest income                                                       2,861               1,819

Provision for loan losses                                                    75                  30
     Net interest income after provision for
      loan losses                                                         2,786               1,789

Noninterest income:
     Recovery of Nationar loss contingency                                   16                 ---
     Service fees on deposit accounts                                        56                  53
     Net securities gains                                                     5                  11
     Other income                                                            44                  63
          Total noninterest income                                          121                 127

Noninterest expense:
     Salaries and employee benefits                                         754                 519
     Advertising and business promotion                                      45                  38
     Net occupancy on premises                                               95                  66
     Federal deposit insurance assessments                                    6                   1
     Postage and supplies                                                    86                  40
     Outside data processing fees                                            92                  60
     Equipment                                                               55                  36
     Professional fees                                                       70                  27
     Other real estate expenses, net                                        (24)                 26
     Other                                                                  162                 124
          Total noninterest expense                                       1,341                 937
          Income before taxes                                             1,566                 979
Income tax expense                                                          623                 402
          Net income                                                 $      943          $      577

Earnings per common share                                            $     0.20                 N/A

Weighted Average Common Shares                                        4,710,177                 N/A

See accompanying notes to unaudited consolidated interim financial statements.

                                                 CATSKILL FINANCIAL CORPORATION
                                    Consolidated Statements of Changes in Shareholders' Equity
                                       (In Thousands except per share amounts) (Unaudited)
                                                               Common        Unearned                 Net Unrealized
                                         Additional            Stock         Management    Treasury   Gain (Loss)
                                Common   Paid-in     Retained  Acquired by   Recognition   Shares,    on Securities
                                Stock    Capital     Earnings  ESOP          Plan          at Cost    AFS             Total
Balance at September 30, 1996   $    57  $54,864     $31,984   $(4,436)                               $   (88)        $82,381

Net Income                                             2,009                                                            2,009

Dividends paid on common
shares                                                  (345)                                                            (345)

Change in net unrealized
gain (loss) on securities
available for sale, net of
taxes                                                                                                    (971)           (971)

Allocation of ESOP shares
(11,355 shares)                               48                   114                                                    162

Grant of restricted shares
under MRP (178,732 shares)                  (167)                             (2,234)        2,401                        ---

Amortization of MRP
shares                                                                           192                                      192

Purchase of common
shares (660,000 shares)                                                                     (9,516)                    (9,516)

Balance at March 31, 1997       $    57  $54,745     $33,648   $(4,322)      $(2,042)      $(7,115)   $(1,059)        $73,912

Balance at September 30, 1995                        $28,667                                                          $28,667

Net income                                             1,114                                                            1,114

Change in net unrealized
gain (loss) on securities
available for sale, net of
taxes                                                                                                     103             103

Balance at March 31, 1996                            $29,781                                         $    103         $29,884

See accompanying notes to unaudited consolidated interim financial statements.

                                                 CATSKILL FINANCIAL CORPORATION
                                              Consolidated Statements of Cash Flows
                                                         (In Thousands)
                                                                               Six Months Ended
                                                                                   March 31,
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:                                          1997        1996
 Net Income                                                                    $  2,009   $  1,114
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Depreciation                                                                       84         67
  Net accretion on securities                                                      (107)       (37)
  Provision for loan losses                                                         150         75
  MRP compensation expense                                                          192          -
  ESOP compensation expense                                                         162          -
  Recovery of Nationar loss contingency                                            (100)         -
  Loss (gains) on sale of real estate owned                                         (69)        53
  Writedown on other real estate                                                      -         15
  Gain on sales and redemption of securities                                         (5)       (31)
  Increase in other assets                                                         (531)      (387)
  Collection of deposits held at Nationar                                           183          -
  Decrease in accrued expense and other liabilities                                (849)    (1,879)
 Net cash provided (used) by operating activities                                 1,119     (1,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of investment securities                     9,015     18,130
Purchases of investment securities                                                    -     (5,000)
Net (increase) decrease in loans receivable                                        (940)       284
Capital expenditures                                                               (528)       (17)
Purchase of AFS securities                                                      (92,404)    (1,997)
Purchase of Federal Home Loan Bank Stock                                              -     (1,159)
Proceeds from maturity/calls/paydown of AFS securities                           52,871        742
Proceeds from sales of AFS securities                                             3,041          -
Proceeds from the sale of real estate owned                                         300         35
Net cash provided (used) by investing activities                                (28,645)    11,018

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock subscriptions                                                            -    128,681
Net increase in deposits                                                            402      9,429
Net increase (decrease) in advance payments by borrowers for
 property taxes and insurance                                                      (256)       817
Cash dividends on common stock                                                     (345)         -
Purchase of common stock for treasury                                            (9,516)         -
Net cash provided (used) by financing activities                                 (9,715)   138,927
Net increase (decrease) in cash and cash equivalents                            (37,241)   148,935
Cash and cash equivalents at beginning of period                                 39,712     38,064
Cash and cash equivalents at end of period                                     $  2,471   $186,999
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                    $  4,235   $  4,396
   Taxes                                                                            815        638
Transfer of loans to other real estate owned                                        302         56
Change in net unrealized gain (loss) on AFS net of tax
 liability (benefit) of $(647) and $68, respectively                               (971)       103

See accompanying notes to unaudited consolidated interim financial statements.


                       CATSKILL FINANCIAL CORPORATION
                       Notes to Unaudited Consolidated
                        Interim Financial Statements

Note 1. Basis of Presentation

The unaudited consolidated interim financial statements include the accounts of Catskill Financial Corporation ("Company") and its wholly owned subsidiary, Catskill Savings Bank ("Bank"). All intercompany accounts and transactions have been eliminated in consolidation.
In addition, certain reclassifications have been made to prior period amounts to conform with current presentations. In Management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in Catskill Financial's 1996 Annual Report to Shareholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 1997.

Note 2. Earnings per share

On April 18, 1996, Catskill Financial Corporation completed its initial stock offering of 5,686,750 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (454,940) were purchased by the Catskill Financial Corporation Employee Stock Ownership Plan ("ESOP"). On March 31, 1997, and September 30, 1996, the Company released 11,355 and 11,374 shares to plan participants, consequently the remaining 432,211 shares have not been committed to be released and under AICPA Statement of Position 93-6, these shares will not be considered outstanding for purposes of calculating per share amounts. The effect of outstanding stock option awards and restricted shares issued under the MRP plan are not material to the calculation of earnings per share. Earnings per share are not presented for periods prior to the initial public offering as the Bank was a mutual savings bank, and had no stock outstanding.

Note 3. Employee Benefits

Management Recognition Plan

On October 24, 1996, the shareholders approved a Management Recognition Plan ("MRP") for the benefit of employees, officers and directors of the Company. Under the MRP, 4% of the Company's common stock, or 227,470 shares, are available for award in a manner designed to encourage recipients to remain with the Company. Concurrent with the approval of the plan, 178,732 common shares were awarded and will vest at an annual rate of 20% over 5 years. The fair market value of the shares awarded on the date of grant of $2.2 million, is being amortized to compensation expense as the plan's participants become vested in those shares. For the six months ended March 31, 1997, the Company recognized MRP compensation expense of approximately $192,000.

Stock Option and Incentive Plan

On October 24, 1996, the shareholders approved a Stock Option and Incentive Plan ("Stock Option Plan"). Under the stock option plan, options to purchase a number of shares equal to 10% of the Company's common shares issued in its initial public offering, or 568,675 shares, became available for award to employees, officers and directors of the Company. Concurrent with the approval of the plan, 416,333 stock options were granted at an exercise price of $12.50 per share, representing the average of the high and low sales price on the grant date. The options vest over a five year period, at an annual rate of 20% on the anniversary of the grant date.


                       CATSKILL FINANCIAL CORPORATION
                                 FORM 10-Q
                               March 31, 1997

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

For the six months ended March 31, 1997, the Company recorded net income of $2,009,000, an increase of $895,000, or 80.3% over the comparable period of 1996. Earnings per common share for the six months ended March 31, 1997, were $.41, based on weighted average common shares outstanding of 4,902,587. No shares were outstanding during the comparable period of last year as the Company completed its initial public offering on April 18, 1996. Annualized return on average assets for the six months ended March 31, 1997 and 1996 was 1.45% and .95%, respectively, and return on average equity was 5.14% and 7.69%, respectively.

FINANCIAL CONDITION

Total assets were $273.9 million at March 31, 1997, a decrease of $9.8 million, or 3.5% from the $283.8 million at September 30, 1996. The asset decrease was principally caused by the Company's repurchase of its common shares, which likewise reduced the Company's earning assets.

Cash and cash equivalents were $2.5 million, a decrease of $37.2 million, or 93.8% from the $39.7 million at September 30, 1996. The decrease was principally a reduction in federal funds as the Company used available cash to purchase 660,000 shares of its common stock at a total cost of approximately $9.5 million, and continued to invest the net proceeds of its initial public offering in securities available for sale and, to a lesser extent, loans.

Total securities, which include securities held to maturity ("HTM") and securities available for sale ("AFS"), excluding Federal Home Loan Bank stock, were $142.1 million, an increase of $26.0 million, or 22.4% over the $116.1 million as of September 30, 1996. The change in securities consisted of a $35.0 million increase in AFS securities, primarily the Company's purchase of mortgage backed securities, and a $9.0 million decrease in HTM securities from scheduled maturities. Consequently as of March 31, 1997, 92.9% of the Company's investment portfolio excluding the Federal Home Loan Bank Stock was classified as AFS, compared to 83.6% as of September 30, 1996.

Loans receivable were $124.9 million as of March 31, 1997, an increase of $.5 million or .4% over the $124.4 million as of September 30, 1996. The following table shows the loan portfolio composition as of the respective balance sheet dates:

                                                 March 31,     September 30,
                                                 1997          1996
                                                        (In thousands)
Real Estate Loans
    One-to-four family                           $101,578      $100,383
    Multi-family and commercial                     5,135         5,115
    Construction                                      443           423
        Total real estate loans                   107,156       105,921
Consumer Loans                                     18,261        19,024
        Gross Loans                               125,417       124,945
Less:  Net deferred loan fees                        (559)         (579)
        Total loans receivable                   $124,858      $124,366

The decrease in consumer loans was principally a decrease in home equity loans, as lower mortgage rates have encouraged customers to refinance their underlying first mortgages and repay their home equity loans.

Non-performing assets at March 31, 1997 were $1.4 million, or .50% of total assets, compared to the $1.7 million or .61% of total assets at September 30, 1996. The table below sets forth the amounts and categories of the Company's non-performing assets.


                                                 March 31,      September 30,
                                                 1997           1996
                                                        (In thousands)
Non-accruing loans:
    One-to-four family                           $    883       $  1,008
    Multi-family and commercial
     real estate                                      ---             78
    Consumer                                           62            283
        Total non-accruing loans                      945          1,369

Foreclosed assets, net:
    One-to-four family                                358            334
    Multi-family and commercial
     real estate                                       70             23
        Total foreclosed assets, net                  428            357

Total non-performing assets                      $  1,373       $  1,726

Total non-performing loans as a
 % of total loans                                     .76%          1.10%
Total non-performing assets as a
 % of total assets                                    .50%           .61%

Approximately 98%, or $414,000 of the decrease in non-accruing loans at March 31, 1997 as compared to September 30, 1996 was attributed to the Company foreclosing on three properties, with $302,000, representing the net realizable value of the property acquired in foreclosure, being transferred to other real estate, with the balance of $112,000 charged against the allowance for loan losses. In addition, during the six months ended March 31, 1997, the Company sold five parcels of other real estate realizing gains of $69,000. The following table summarizes the activity in other real estate:

                                       Six Months Ended March 31,
                                       1997              1996
                                           (In thousands)
Other real estate beginning of
 period                                $    357          $   484

Transfer of loans to other real
 estate                                     302               56

Sales of other real estate                 (231)             (88)

Write-downs                                   -              (15)

Other real estate end of
 period                                $    428          $   437


The allowance for loan losses was $1.8 million, or 1.47% of period end loans at March 31, 1997, and provided coverage of non-performing loans of 194.4% compared to coverage of 133.9% as of September 30, 1996. The following summarizes the activity in the allowance for loan losses:

                                       Six Months Ended March 31,
                                       1997              1996
                                           (In thousands)
Allowance at beginning of period       $  1,833          $  1,950
    Charge-offs                            (153)              (86)
    Recoveries                                7                 7
        Net charge-offs                    (146)              (79)
    Provision for loan losses               150                75
Allowance at end of period             $  1,837          $  1,946

Total deposits were $197.2 million, at March 31, 1997, an increase of $.4 million, or .2% from the $196.8 million at September 30, 1996. The following table shows the deposit composition as of the respective balance sheet dates:

                                                 March 31,      September 30,
                                                 1997           1996
                                                       (In thousands)
Savings                                          $ 80,168       $ 83,358
Money market                                        7,327          7,752
NOW                                                 9,209          9,070
Non-interest demand                                 3,925          3,714
Certificates of deposits                           96,526         92,859
                                                 $197,155       $196,753

The growth in deposits was principally related to the opening of our fourth full service branch in late December 1996, and had the Company not opened the branch, deposits would have decreased $1.9 million, or 1.0%. Although the Company experienced deposit growth, savings deposits decreased $3.2 million or 3.8%, and now represent 40.7% of deposits compared to 42.4% as of September 30, 1996. The composition of deposits continues to shift to higher costing certificates of deposits as the decrease in savings deposits was more than offset by a $3.7 million increase in certificates of deposits which now represent 49.0% of deposits compared to 47.2% as of September 30, 1996. Management believes that this change in mix, which is consistent with what other financial institutions are experiencing, will continue to occur as customers seek to maximize their returns and the Company has to compete with other investment vehicles such as mutual funds.

Shareholders' equity at March 31, 1997 was $73.9 million, a decrease of $8.5 million, or 10.3% from the $82.4 million at September 30, 1996. The decrease was principally caused by the Company's repurchase of common shares and a $1.0 million adverse change in the Company's net unrealized loss on securities available for sale, net of taxes, due to an increase in interest rates after the Federal Reserve raised the discount rate on March 25, 1997, somewhat offset by net income for the six months ended March 31, 1997.

Shareholders' equity as a percent of total assets was 27.0% at March 31, 1997 compared to 29.0% at September 30, 1996. Book value per common share was $14.70 excluding unvested shares of the Company's MRP, and was $16.09 excluding unallocated ESOP shares and unvested MRP shares.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31,
1997 AND 1996

Net Interest Income

Net interest income for the six months ended March 31, 1997 was $5.7 million, an increase of $2.1 million, or 57.9% over the comparable period of 1996. The change was primarily volume related as average earning assets were $43.9 million, or 19.2% higher than the comparable period in the prior year.

Interest income for the six months ended March 31, 1997 was $9.9 million, an increase of $1.9 million, or 24.0%. The increase was principally volume related as the Company invested the net proceeds of its initial public offering in mortgage backed securities, other securities and loans. The yield on average earning assets was 7.30%, an increase of 28 basis points over 1996. The increase was principally in the securities portfolio as the Company reduced its average federal funds sold, and purchased investments with longer durations to increase yield and reduce its asset sensitivity.

Interest expense for the six months ended March 31, 1997 was $4.2 million, a decrease of $166,000, or 3.8%. Approximately 57% was attributed to a decrease in interest rates with the remainder attributable to a decline in average volume. The rate change was principally caused by a reduction in the cost of certificate of deposits which decreased from 5.72% to 5.54%, or 18 basis points, primarily from the decrease in market rates since the Federal Reserve lowered the discount rate in January 1996. Average interest bearing liabilities were $192.6 million, a decrease of $3.6 million or 1.8% from the comparable period of 1996. The decrease in volume was principally in savings deposits, one of the Company's lowest costing funding sources.

The Company's net yield on average earning assets was 4.20%, compared to 3.16% for the comparable period of 1996. The improvement was primarily the investment of the company's net offering proceeds which caused an increase in average earning assets with no corresponding funding costs, although the Company has improved its net interest spread to 2.89%, a 36 basis point improvement over the comparable period of 1996.

For more information on average balances, interest, yield and rate, please refer to Table #1.

Provision for Loan Losses

The Company establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes concentrations of credit, past loan loss experience, current economic conditions, amount and composition of loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans. The provision for loan losses was $150,000 for the six months ended March 31, 1997, an increase of $75,000 from the comparable period of 1996. The increase is principally to cover the higher level of net charge-offs of $146,000 for the six month period ended March 31, 1997, compared to only $79,000 for the comparable period of 1996. The allowance for loan losses at March 31, 1997 was $1.8 million, or 1.47% of total loans and provided coverage of non-performing loans of 194.4%.

Non-Interest Income

Non-interest income was $298,000 for the six months ended March 31, 1997, an increase of $60,000, or 25.2% over the comparable period of 1996. The increase was principally the recovery of the remaining $100,000 of the Nationar loss reserve, as the company received substantially all of its claims, offset somewhat by a reduction in net securities gains of $26,000. The gains realized in the six months ended March 31, 1996 represent securities acquired at a discount that were called by the issuer prior to their contractual maturity; there were no such gains in 1997.

Non-Interest Expense

Non-interest expense for the six months ended March 31, 1997 was $2,512,000 an increase of $553,000, or 28.2% over 1996. Increases in personnel costs, net occupancy, supplies, professional fees and other expenses, were offset somewhat by reductions in other real estate expenses.

Salaries and employee benefits increased $331,000, or 30.5% over 1996, principally from ESOP and MRP compensation expenses, both new plans since the Company went public. ESOP and MRP expenses for the six months ended March 31, 1997, were $162,000 and $192,000, respectively. In addition, the Company experienced increased personnel costs of approximately $45,000 due to opening its fourth full service branch in late December 1996. The impact of the combined increases were somewhat offset by lower medical insurance costs, as the Company changed insurance carriers and received refunds of excess reserves due to favorable claims experience. Net occupancy costs were $165,000, an increase of $39,000, or 31.0% over 1996, as the Company experienced increased costs relating to its new branch, as well as amortization of renovations at another branch office. Postage and supplies increased $49,000, or 59.0% over 1996, principally from the new branch and shareholder related costs such as annual reports and special and annual meeting proxy costs. Professional fees were $132,000, an increase of $84,000, or 175.0%, as the Company experienced increased legal and accounting costs of operating a public company. Other expenses increased $96,000, or 42.3% over the comparable period of 1996. The increases included $41,000 in OTS assessments due to the Bank's change to a federal charter, higher director and officer insurance costs, transfer agent, franchise tax and other costs relating to operating a public company.

Other real estate expenses decreased $76,000, as the Company realized $69,000 in gains on the sale of real estate during the six months ended March 31, 1997; there were no gains during the comparable period of 1996.

Income Tax Expense

Income tax expense for the six months ended March 31, 1997 was $1,329,000 an increase of $628,000, or 89.6% over the comparable period of 1996. The change was principally the 83.9% improvement in income before income taxes. The Company's effective tax rates for the six months ended March 31, 1997 and 1996, were 39.81% and 38.62%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 1997 AND 1996

Net Interest Income

Net interest income for the three months ended March 31, 1997 was $2.9 million, an increase of $1.0 million, or 57.3% over the comparable quarter of 1996. The change was primarily volume related as average earning assets were $36.8 million, or 15.8% higher than the comparable period of 1996.

Interest income for the three months ended March 31, 1997 was $5.0 million, an increase of $957,000, or 23.9%. The increase was principally volume related as the Company invested the net proceeds of its initial public offering in mortgage backed securities, other securities and loans. The yield on average earning assets was 7.36%, an increase of 48 basis points over 1996. The increase was principally in the securities portfolio, as the Company purchased investments with longer term durations to increase yields.

Interest expense for the three months ended March 31, 1997 was $2.1 million, a decrease of $85,000, or 3.9%. The decrease in expense was approximately half volume, with the remainder attributed to rate. Average interest bearing deposits were $192.4, a decrease of $4.5 million or 2.3% from the comparable period of 1996. The decrease in volume was principally in savings deposits, one of the Company's lowest costing funding sources. The rate change was principally caused by the average rate paid on certificates of deposit which decreased from 5.67% to 5.56%, or 11 basis points, primarily from the decrease in market rates since the Federal Reserve lowered the discount rate in January 1996.

The Company's net yield on average earning assets was 4.30%, compared to 3.14% for the comparable period of 1996. The improvement was primarily the investment of the Company's net offering proceeds which caused an increase in average earning assets with no corresponding funding costs, although the Company has improved its net interest spread to 2.93% from 2.41% in the comparable period of 1996.

For more information on average balances, interest, yield and rate, please refer to Table #2, included in this report.

Provision for Loan Losses

The provision for loan losses was $75,000 for the three months ended March 31, 1997, an increase of $45,000 from the comparable period of 1996. The increase is principally to cover the higher level of net charge-offs of $64,000 for the three month period ended March 31, 1997, compared to only $59,000 for the comparable period of 1996.

Non-Interest Income

Non-interest income was $121,000 for the three months ended March 31, 1997, a decrease of $6,000 over the comparable period of 1996. The decrease was principally a reduction in net securities gains. The Company recovered the remaining $16,000 of its Nationar loss reserve during the quarter; however, the comparable quarter of last year had a similar but unrelated recovery of approximately the same amount in other income.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 1997 was $1,341,000, an increase of $404,000 or 43.1% over 1996. Increases in personnel costs, net occupancy, supplies, data processing, professional fees and other expenses were partially offset by reductions in other real estate expenses.

Salaries and employee benefits increased $235,000, or 45.3% over 1996, principally from ESOP and MRP compensation expenses both new plans since the Company went public. ESOP and MRP expenses for the three months ended March 31, 1997 were $87,000 and $112,000, respectively. The balance of the increase in personnel costs was staffing for our new full service branch office. Net occupancy was $95,000, an increase of $29,000, or 43.9% over 1996, as the Company experienced increased costs relating to opening its new branch, as well as the amortization of renovations at another branch office. Postage and supplies increased $46,000, or 115.0% over 1996, principally from the new branch and shareholder related costs such as annual reports, and annual meeting proxy costs. Data processing costs were $92,000, an increase of $32,000 or 53.3% over 1996, principally from costs associated with start-up and an on-going operation of the Company's new branch. Professional fees increased $43,000, principally from the higher legal and accounting costs related to operating a public company. All other expenses were $162,000, an increase of $38,000, or 30.6% over 1996. The increases were principally $18,000 in OTS assessments due to the Bank's change to a federal charter, higher director and officer insurance, transfer agent, franchise tax and other costs relating to operating a public company.

Other real estate expenses decreased $50,000 as the Company realized $48,000 in gains on other real estate sales during the three months ended March 31, 1997; there were no gains during the comparable period of 1996.

Income Tax Expense

Income tax expense for the three months ended March 31, 1997, was $623,000 an increase of $221,000, or 55.0% over the comparable period of 1996. The change was principally the 60.0% increase in income before taxes. The Company's effective tax rates for the three months ended March 31, 1997 and 1996, were 39.78% and 41.06%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to generate cash flows to meet present, as well as expected, future funding commitments. Management monitors the Company's liquidity position, principally its federal funds and short-term borrowings, on a daily basis and evaluates its ability to meet expected and unexpected depositor withdrawals and to make new loans and or investments. The Company has historically maintained high levels of liquidity, and manages its balance sheet so there has been no need for unanticipated sales of assets.

The primary sources of funds for operations are deposits, principal and interest payments on loans, mortgage backed securities, and other securities available for sale.

Net cash provided by operating activities was $1,119,000 for the six months ended March 31, 1997, an increase of $2,129,000 over the comparable period of 1996. The increase over 1996 was principally a reduction in official bank checks outstanding caused by the timing of escrow related tax payments on mortgages which were paid in the month of September in 1995, compared to October in 1996, with the balance attributed to improved operating performance. Investing activities used $28.6 million in 1997, as the Company invested more of its initial net offering proceeds in securities available for sale, principally mortgage backed securities and, to a lesser extent, loans and capital expenditures related to its new branch office. Financing activities used $9.7 million, the majority of which related to the Company's repurchase of 660,000 shares of its common stock at a cost of approximately $9.5 million. The balance of the funds used in financing activities represented the Company's payment of its first quarterly common stock cash dividend. For more details concerning the company's cash flows, see "Consolidated Statements of Cash Flows."

An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $197.2 million of deposits are a dependable source of funds due to long term customer relationships. The Company does not currently use brokered deposits as a source of funds, and deposit accounts having balances in excess of $100,000 total only $16.7 million or less than 8.5% of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which maybe varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The OTS required minimum liquidity ratio is currently 5% and for the month of March 1997, the Bank exceeded that, maintaining an average liquidity ratio of 28.7%.

The Company anticipates that it will have sufficient funds to meet its current commitments. At March 31, 1997, the Company had commitments to originate loans of $1.0 million. In addition, the Company had undrawn commitments of $2.1 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at March 31, 1997, totaled $67.7 million, and management believes that a significant portion of such deposits will remain with the Company.

Catskill Financial is regulated by the OTS and although there are no minimum capital requirements for the holding company itself, the Bank is required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios as of March 31, 1997, compared to the OTS minimum capital requirements:

                                Actual              Minimum
                             Amount     %        Amount     %
                                  (Dollars in Thousands)
Tangible Capital             $57,155    20.9%    $ 4,095     1.5%
Core Capital                  57,155    20.9       8,190     3.0
Risk Based Capital            58,354    61.3       7,618     8.0

In October 1996, the Board authorized the Company to repurchase 4% of its outstanding shares to fund its Management Recognition Plan which was approved at a special meeting of shareholders on October 24, 1996. In addition, after Board approval, the Company received OTS approval on November 26, 1996, to repurchase up to 10% of its shares over the period ending April 18, 1997. Such shares are available for general corporate purposes including funding the Company's stock option plan which was also approved at the special meeting of shareholders. By December 4, 1996, the Company had completed the repurchase of 227,470 shares of its common stock to fund the MRP at a cost of $3.1 million, or an average of $13.59 per share. In addition, by March 31, 1997, the Company had repurchased 432,530 of the shares under the 10% repurchase program at a cost of $6.4 million or an average of $14.80 per share. The Holding Company itself has adequate resources to repurchase the remaining 131,976 shares under the existing repurchase program without dividends from the Bank. In addition, at March 31, 1997, the Bank could, after notifying the OTS in writing, pay to the holding company dividends of approximately $24.8 million.

TABLE #1  AVERAGE BALANCES, INTEREST, YIELD AND RATE

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.
No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                            SIX MONTH PERIODS ENDED
                                               March 31, 1997                     March 31, 1996
                                       Average                            Average
                                       Balance    Interest   Yield/Rate   Balance    Interest   Yield/Rate
                                                             (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                $125,346   $  5,046         8.05%  $120,985   $  4,887         8.08%
  Mortgage-backed securities             65,860      2,321         7.05%    13,438        498         7.41%
  Other securities                       60,880      2,035         6.69%    47,774      1,437         6.02%
  Federal funds sold and other           20,181        538         5.35%    46,205      1,193         5.16%
  Total interest-earning assets         272,267      9,940         7.30%   228,402      8,015         7.02%
Allowance for loan losses                (1,829)                            (1,960)
Other assets, net                         6,736                              8,526
  Total Assets                         $277,174                           $234,968
Interest-Bearing Liabilities
  Savings deposits                     $ 81,454   $  1,420         3.50%  $ 84,451   $  1,479         3.50%
  Money market                            7,641        127         3.33%     8,609        148         3.44%
  Now deposits                            9,167        112         2.45%     8,291        102         2.46%
  Certificates of deposit                92,743      2,562         5.54%    92,907      2,656         5.72%
  Other borrowings                           61          2         6.58%
  Escrow and other                        1,494         15         2.01%     1,856         19         2.05%
  Total interest-bearing
   liabilities                          192,560      4,238         4.41%   196,114      4,404         4.49%
Non-interest bearing                      3,612                              3,586
Other liabilities                         2,600                              1,709
Common stock subscriptions                    -                              4,592
Shareholders' equity                     78,402                             28,967
  Total Equity and Liabilities         $277,174                           $234,968

  Net interest income                             $  5,702                           $  3,611

  Net interest rate spread                                         2.89%                              2.53%

  Net yield on average
   interest-earning assets                                         4.20%                              3.16%

  Average interest earning
   assets to average interest
   bearing liabilities                   141.39%                            116.46%

  Earning Assets/Total Assets             98.23%                             97.21%


TABLE #2 AVERAGE BALANCES, INTEREST, YIELD AND RATE

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale.
Securities available for sale are shown at amortized cost.

                                                           THREE MONTH PERIODS ENDED
                                               March 31, 1997                     March 31, 1996
                                       Average                            Average
                                       Balance    Interest   Yield/Rate   Balance    Interest   Yield/Rate
                                                             (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                $125,069   $  2,503         8.01%  $120,684   $  2,426         8.04%
  Mortgage-backed securities             79,091      1,390         7.03%    13,408        247         7.37%
  Other securities                       58,652        982         6.70%    45,515        682         5.99%
  Federal funds sold and other            6,878         88         5.19%    53,278        651         4.91%
  Total interest-earning assets         269,690      4,963         7.36%   232,885      4,006         6.88%
Allowance for loan losses                (1,845)                            (1,955)
Other assets, net                         6,983                              9,705
  Total Assets                         $274,828                           $240,635
Interest-Bearing Liabilities
  Savings deposits                     $ 80,807   $    697         3.50%  $ 84,757   $    737         3.50%
  Money market                            7,454         59         3.21%     8,620         74         3.45%
  Now deposits                            9,119         55         2.45%     8,503         52         2.46%
  Certificates of deposit                93,428      1,282         5.56%    93,242      1,315         5.67%
  Other borrowings                          122          2         6.65%
  Escrow and other                        1,439          7         1.97%     1,787          9         2.03%
  Total interest-bearing
   liabilities                          192,369      2,102         4.43%   196,909      2,187         4.47%
Non-interest bearing                      3,646                              3,398
Other liabilities                         2,822                              1,792
Common stock subscriptions                    -                              9,184
Shareholders' equity                     75,991                             29,352
  Total Equity and Liabilities         $274,828                           $240,635

  Net interest income                             $  2,861                           $  1,819

  Net interest rate spread                                         2.93%                              2.41%

  Net yield on average
   interest-earning assets                                         4.30%                              3.14%

  Average interest earning
   assets to average interest
   bearing liabilities                   140.19%                            118.27%

  Earning Assets/Total Assets             98.13%                             96.78%



                       CATSKILL FINANCIAL CORPORATION
                                 FORM 10-Q
                              MARCH 31, 1997

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In the ordinary course of business, the Company and the Bank are subject to legal actions which involve claims for monetary relief. Management, based on advice of counsel, does not believe that any currently known legal actions, individually or in the aggregate will have a material effect on its consolidated financial condition or results of operation.

Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on February 11, 1997, there were 4,393,166 voting shares present in person or by proxy, which represented 84.77% of the Company's outstanding shares of 5,182,750. Votes were taken on the following shareholder proposals:

Proposal #1 "Election of two directors, each to serve for a three year term and until his or her successor has been duly elected and qualified."

                   Votes
                   For            Withheld
George P. Jones    4,372,200      20,966
Hugh J. Quigley    4,369,200      23,966

The Board of Directors of the Company currently consists of six members. In addition to the two directors named above, continuing directors are Wilbur J. Cross, Richard A. Marshall, Allan D. Oren and Edward P. Stiefel.

Proposal #2 "Ratification of the appointment of KPMG Peat Marwick
LLP as auditors for the Company for the fiscal year ending
September 30, 1997."

              Votes          Votes
              For            Against       Withheld
              4,377,103      7,563         8,500

There were no broker non-votes for either proposal #1 or proposal #2.


Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits
         (11) Computation of Net Income per Common Share
         (27) Financial Data Schedule


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CATSKILL FINANCIAL CORPORATION

Date:  May 14, 1997     /s/ Wilbur J. Cross
                        Wilbur J. Cross
                        Chairman of the Board, President
                        and Chief Executive Officer
                        (Principal Executive Officer)

Date:  May 14, 1997     /s/ David J. DeLuca
                        David J. DeLuca
                        Chief Financial Officer
                        (Principal Financial and
                        Accounting Officer)


Exhibit 11


                                                 CATSKILL FINANCIAL CORPORATION
                                            COMPUTATION OF NET INCOME PER COMMON SHARE
                                         (dollars in thousands, except per share amounts)
                                                 Three Months Ended March 31,       Six Months Ended March 31,
                                                 1997              1996             1997            1996
Net income applicable to common shares           $      943        $      577       $    2,009      $    1,114

Weighted average common shares outstanding        4,710,177               N/A<F1>    4,902,587             N/A<F1>

Net income per common share                      $      .20                         $      .41

Net income per common share - primary
   Weighted average common shares
    outstanding                                   4,710,177                          4,902,587

   Dilutive common stock options<F2>                100,594                             79,553

   Weighted average common shares and
    common share equivalents outstanding          4,810,771                          4,982,140

   Net income per common share - primary         $      .20                         $      .40

Net income per common share - fully diluted
   Weighted average common shares
    outstanding                                   4,710,177                          4,902,587

   Dilutive common stock options<F2>                135,610                            118,472

   Weighted average common shares and
    common share equivalents outstanding          4,845,787                          5,021,059

Net income per common share - fully diluted      $      .19                         $      .40

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