Form 10-Q
period 1997-06-30
CATSKILL FINANCIAL CORP
filed 1997-08-13
CIK 1005512

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997
             -------------
                                or

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________


                 Commission File Number  0-27650

                  CATSKILL FINANCIAL CORPORATION
                  ------------------------------
      (Exact name of registrant as specified in its charter)


              DELAWARE                                14-1788465
              --------                                ----------
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

             341 MAIN STREET, CATSKILL, NY                 12414
            ----------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                            (518)943-3600
                            -------------
        (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  x    No
                       ---      ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Common Shares, $.01 par value                   4,898,506
          -----------------------------              -----------------
                 (Title of class)              (outstanding  at July 31, 1997)



                  CATSKILL FINANCIAL CORPORATION
                            FORM 10-Q
                          JUNE 30, 1997


INDEX

PART I     FINANCIAL INFORMATION                                           Page

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of
           June 30, 1997 (Unaudited) and September 30, 1996                 1

           Consolidated Statements of Income for the nine months ended
           June 30, 1997 and 1996 (Unaudited)                               2

           Consolidated Statements of Income for the three months ended
           June 30, 1997 and 1996 (Unaudited)                               3

           Consolidated Statements of Changes in Shareholders' Equity
           for the nine months ended June 30, 1997 and 1996 (Unaudited)     4

           Consolidated Statements of Cash Flows for the nine months
           ended June 30, 1997 and 1996 (Unaudited)                         5

           Notes to Unaudited Consolidated Interim Financial Statements     6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               20

Item 6.    Exhibits and Reports on Form 8-K                                20

           Signatures                                                      21



                      CATSKILL FINANCIAL CORPORATION
              Consolidated Statements of Financial Condition
                   (In Thousands, Except Per Share Data)

                   Assets                             June 30, 1997                September 30, 1996
                                                      (Unaudited)
Cash and due from banks                               $  2,734                     $  4,112
Federal funds sold                                         ---                       35,600

        Cash and cash equivalents                        2,734                       39,712
Securities available for sale, at fair value           140,833                       97,041
Investment securities, at amortized cost:
    (Approximate fair value of $10,092 at June 30,
    1997, and $19,090 at September 30, 1996)            10,059                       19,077
Investment required by law, stock in Federal
    Home Loan Bank of NY, at cost                        1,762                        1,159
Loans receivable, net                                  123,553                      122,533
Accrued interest receivable                              2,362                        1,736
Premises and equipment, net                              2,370                        1,886
Real estate owned, net                                     370                          357
Deposits held at Nationar, net                             ---                           83
Prepaid expenses and other assets                          195                          175

      Total Assets                                    $284,238                     $283,759

      Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Non-interest bearing                              $  4,556                     $  3,714
    Interest bearing                                   194,700                      193,039

      Total Deposits                                   199,256                      196,753
  Other short-term borrowings                            9,415                          ---
  Advance payments by borrowers for property
    taxes and insurance                                  2,313                        1,632
  Accrued interest on deposits                              57                           58
  Official bank checks                                   1,173                        2,598
  Accrued expenses and other liabilities                   855                          337

      Total Liabilities                               $213,069                     $201,378

Shareholders' Equity
  Preferred stock, $.01 par value; authorized
    5,000,000 shares
  Common stock, $.01 par value; authorized
    15,000,000 shares; 5,686,750 shares issued
    at June 30, 1997 and September 30, 1996                 57                           57
  Additional paid-in-capital                            54,745                       54,864
  Treasury stock at cost (788,244 shares at June       (11,882)                         ---
    30, 1997)
  Retained earnings, substantially restricted           34,274                       31,984
  Common Stock acquired by ESOP                         (4,322)                      (4,436)
  Unearned Management Recognition Plan                  (1,931)                         ---
  Net unrealized gain (loss) on securities
    available for sale, net of taxes                       228                          (88)

      Total Shareholders' Equity                        71,169                       82,381

      Total Liabilities and Shareholders' Equity      $284,238                     $283,759

 See accompanying notes to unaudited consolidated interim financial statements.




                           CATSKILL FINANCIAL CORPORATION
                          Consolidated Statements of Income
                        (In Thousands, Except Per Share Data)

                                                        NINE MONTHS ENDED
                                                             June 30,
                                                   1997                   1996
                                                           (Unaudited)
Interest and dividend income:
  Loans                                            $    7,542             $ 7,333
  Securities available for sale                         6,332               1,011
  Investment securities                                   555               1,951
  Federal funds sold and other                            539               2,682
  Stock in Federal Home Loan Bank of NY                    64                  23

    Total interest and dividend income                 15,032              13,000

Interest Expense
  Deposits                                              6,408               6,865
  Short term borrowings                                    74                 ---

    Total interest expense                              6,482               6,865

Net interest income                                     8,550               6,135

Provision for loan losses                                 225                 120

  Net interest income after provision for
    loan losses                                         8,325               6,015

Noninterest income:
  Recovery of Nationar loss contingency                   100                 560
  Service fees on deposit accounts                        177                 163
  Net securities gains                                     15                  34
  Other income                                            114                 141

    Total noninterest income                              406                 898

Noninterest expense:
  Salaries and employee benefits                        2,191               1,658
  Advertising and business promotion                      139                 100
  Net occupancy on premises                               249                 189
  Federal deposit insurance assessments                    14                  22
  Postage and supplies                                    185                 116
  Outside data processing fees                            270                 246
  Equipment                                               140                 111
  Professional fees                                       213                 157
  Other real estate expenses, net                         (43)                205
  Other                                                   478                 360

    Total noninterest expense                           3,836               3,164

    Income before taxes                                 4,895               3,749
Income tax expense                                      1,937               1,496

    Net income                                     $    2,958             $ 2,253

Earnings per common share                          $      .62                 N/A


Weighted Average Common Shares                      4,753,424                 N/A

 See accompanying notes to unaudited consolidated interim financial statements.



                                     CATSKILL FINANCIAL CORPORATION
                                    Consolidated Statements of Income
                                  (In Thousands, Except Per Share Data)

                                                       THREE MONTHS ENDED
                                                              June 30,
                                                  1997                    1996
                                                          (Unaudited)
Interest and dividend income:
  Loans                                           $    2,496              $    2,446
  Securities available for sale                        2,413                     592
  Investment securities                                  155                     435
  Federal funds sold and other                             1                   1,489
  Stock in Federal Home Loan Bank of NY                   27                      23

    Total interest and dividend income                 5,092                   4,985

Interest Expense
  Deposits                                             2,172                   2,461
  Short term borrowings                                   72                     ---

    Total interest expense                             2,244                   2,461

Net interest income                                    2,848                   2,524

Provision for loan losses                                 75                      45

  Net interest income after provision for
   loan losses                                         2,773                   2,479

Noninterest income:
  Recovery of National loss contingency                  ---                     560
  Service fees on deposit accounts                        62                      55
  Net securities gains                                    10                       3
  Other income                                            36                      42

    Total noninterest income                             108                     660

Noninterest expense:
  Salaries and employee benefits                         773                     571
  Advertising and business promotion                      55                      22
  Net occupancy on premises                               84                      63
  Federal deposit insurance assessments                    7                       1
  Postage and supplies                                    53                      33
  Outside data processing fees                            89                      82
  Equipment                                               49                      41
  Professional fees                                       81                     109
  Other real estate expenses, net                        (22)                    150
  Other                                                  155                     133

    Total noninterest expense                          1,324                   1,205

    Income before taxes                                1,557                   1,934
Income tax expense                                       608                     795

    Net income                                    $      949              $    1,139

Earnings per common share                         $      .21              $      .18<F1>

Weighted Average Common Shares                     4,455,098               5,231,810

<F1> Earnings per common share were calculated using estimated post conversion net income of $949,000.

 See accompanying notes to unaudited consolidated interim financial statements.




                                          CATSKILL FINANCIAL CORPORATION
                             Consolidated Statements of Changes in Shareholders' Equity
                                 (In Thousands except per share amounts) (Unaudited)

                                                                      Common       Unearned               Net Unrealized
                                                 Additional           Stock        Management   Treasury  Gain (Loss)
                                         Common  Paid-in    Retained  Acquired by  Recognition  Shares,   on Securities
                                         Stock   Capital    Earnings  ESOP         Plan         at Cost   AFS            Total

Balance at September 30, 1996            $ 57    $54,864    $31,984   $(4,436)                            $ (88)         $ 82,381

Net Income                                                    2,958                                                         2,958

Dividends paid on common shares                                (668)                                                         (668)

Change in net unrealized gain (loss) on
 securities AFS, net of taxes                                                                               316               316

Allocation of ESOP shares
 (11,355 shares)                                      48                  114                                                 162

Grant of restricted shares under MRP
 (178,732 shares)                                   (167)                           (2,234)        2,401                      ---

Amortization of MRP shares                                                             303                                    303

Purchase of common shares
 (966,976 shares)                                                                                (14,283)                 (14,283)

Balance at June 30, 1997                 $ 57    $54,745    $34,274   $(4,322)     $(1,931)     $(11,882) $ 228          $ 71,169

Balance at September 30, 1995                               $28,667                                                      $ 28,667

Net income                                                    2,253                                                         2,253

Common shares issued, net                  57     54,852                                                                   54,909

Purchase of ESOP shares                                                (4,549)                                             (4,549)

Change in net unrealized gain (loss) on
 securities AFS, net of taxes                                                                              (589)             (589)

Balance at June 30, 1996                 $ 57    $54,852    $30,920   $(4,549)                            $(589)         $ 80,691

 See accompanying notes to unaudited consolidated interim financial statements.



                         CATSKILL FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                  (In Thousands)

                                                                          Nine Months Ended
                                                                               June 30,
                                                                       1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                        (Unaudited)
 Net Income                                                            $   2,958         $  2,253
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Depreciation                                                               134              101
  Net amortization (accretion) on securities                                (134)            (140)
  Provision for loan losses                                                  225              120
  MRP compensation expense	                                             303                -
  ESOP compensation expense                                                  249               78
  Recovery of Nationar loss contingency                                     (100)            (560)
  Loss (gains) on sale of other real estate owned                           (108)              85
  Writedown on other real estate owned                                        16              149
  Gains on sales and redemption of securities                                (15)             (34)
  (Increase) decrease in other assets                                       (646)             139
  Collection of deposits held at Nationar                                    183            3,114
  Decrease in accrued expense and other liabilities                       (1,206)          (1,202)
 Net cash provided (used) by operating activities                          1,859            4,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of investment securities              9,015           23,884
Purchases of investment securities                                             -           (6,015)
Net increase in loans receivable                                          (1,697)            (666)
Capital expenditures                                                        (618)            (280)
Purchase of AFS securities                                              (101,880)         (80,131)
Purchase of Federal Home Loan Bank Stock                                    (603)          (1,159)
Proceeds from maturity/calls/paydown/sales of AFS securities              58,767           35,925
Proceeds from sale of other real estate owned                                531               57
Net cash provided (used) by investing activities                         (36,485)         (28,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock                                         -           54,909
Common stock acquired by ESOP                                                  -           (4,549)
Net increase in deposits                                                   2,503            1,371
Net increase in advance payments by borrowers for
 property taxes and insurance                                                681            1,356
Increase in other short-term borrowings                                    9,415                -
Cash dividends on common stock                                              (668)               -
Purchase of common stock for treasury                                    (14,283)               -
Net cash provided (used) by financing activities                          (2,352)          53,087
Net increase (decrease) in cash and cash equivalents                     (36,978)          28,805
Cash and cash equivalents at beginning of period                          39,712           38,064
Cash and cash equivalents at end of period                             $   2,734         $ 66,869
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                             $   6,483         $  6,862
  Taxes                                                                    2,049            1,414
Transfer of loans to other real estate owned                                 452              151
Change in net unrealized gain (loss) on AFS net of tax
 liability (benefit) of $211 and $(392) respectively                         316             (589)

 See accompanying notes to unaudited consolidated interim financial statements


                       CATSKILL FINANCIAL CORPORATION
                       Notes to Unaudited Consolidated
                        Interim Financial Statements


Note 1. Basis of Presentation

The unaudited consolidated interim financial statements include the accounts of Catskill Financial Corporation ("Company") and its wholly owned subsidiary, Catskill Savings Bank ("Bank"). All intercompany accounts and transactions have been eliminated in consolidation. Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. In Management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in Catskill Financial's 1996 Annual Report to Shareholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 1997.

Note 2. Earnings Per Share

On April 18, 1996, Catskill Financial Corporation completed its initial stock offering of 5,686,750 shares of common stock. Concurrent with the offering, approximately 8% of the shares sold (454,940) were purchased by the Catskill Financial Corporation
Employee Stock Ownership Plan ("ESOP").   On March 31, 1997, and
September 30, 1996, the Company released 11,355 and 11,374 shares, respectively, to plan participants, consequently the remaining 432,211 shares have not been committed to be released and under AICPA Statement of Position 93-6, these shares will not be considered outstanding for purposes of calculating per share amounts. The effect of outstanding stock option awards and restricted shares issued under the MRP plan are not material to the calculation of earnings per share. Earnings per share are not presented for periods prior to the initial public offering as the Bank was a mutual savings bank, and had no stock outstanding.

Note 3. Employee Benefits

Management Recognition Plan

On October 24, 1996, the shareholders approved a Management Recognition Plan ("MRP") for the benefit of employees, officers and directors of the Company. Under the MRP, 4% of the Company's common stock, or 227,470 shares, are available for award in a manner designed to encourage recipients to remain with the Company. Concurrent with the approval of the plan, 178,732 common shares were awarded and will vest at an annual rate of 20% over 5 years. The fair market value of the shares awarded on the date of grant of $2.2 million, is being amortized to compensation expense as the plan's participants become vested in those shares. For the nine months ended June 30, 1997, the Company recognized MRP compensation expense of approximately $303,000.

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


                   CATSKILL FINANCIAL CORPORATION
                  Notes to Unaudited Consolidated
                    Interim Financial Statements


Note 4. Recent Accounting Pronouncements and Developments

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). This Statement simplifies the standards for computing EPS making them comparable to international EPS standards and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of
common shares outstanding for the period.   Diluted EPS reflects the
potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). This Statement is effective for the financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. This Statement requires restatement of all prior-period EPS data presented. Management does not anticipate the effect of the adoption of SFAS No. 128 to be material.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129), which establishes standards for disclosure about a company's capital structure. In accordance with SFAS No. 129, companies will be required to provide in the financial statements a complete description of all aspects of their capital structure, including call and put features, redemption requirements and conversion options. The disclosures required by SFAS No. 129 are for financial statements for periods ending after December 15, 1997. Management anticipates providing the required information in the 1998 annual financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and displaying comprehensive income. SFAS No. 130 states that comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosure of Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for periods ending after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements.



                    CATSKILL FINANCIAL CORPORATION
                               FORM 10-Q
                             June 30, 1997


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

Results of operations are also affected by the Bank's provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses and to a lesser extent, non- interest income such as service charges on deposit accounts.

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


For comparative purposes, net income for both the three month and nine month periods ended June 30, 1996, was favorably impacted by the Company's recovery of $560,000 of the reserve for probable losses in connection with the takeover of Nationar. On February 6, 1995, the New York Superintendent of Banks took possession of Nationar, a New York chartered bank that provided correspondent banking and related
services for various banking institutions, including the Bank.   At
the time Nationar was seized, the Bank had $3.3 million on deposit with Nationar. As a result of uncertainty related to collectibility, as of September 30, 1995, the Bank established a reserve of $660,000, or 20% of the deposit. In June 1996, the Bank received payment of approximately $3.1 million of its claim and estimated that only $100,000 of the reserve was still necessary. During the first nine months of fiscal 1997, the Bank received payment of the remainder of the claim for which the reserve had been established, and the $100,000 remaining in the reserve was recovered.

For the nine months ended June 30, 1997, the Company recorded net income of $2,958,000, an increase of $705,000, or 31.3% over the comparable period of 1996. Earnings per common share for the nine months ended June 30, 1997, were $.62, based on weighted average common shares outstanding of 4,753,424. No shares were outstanding during the comparable period of last year as the Company completed its initial public offering on April 18, 1996. Annualized return on average assets for the nine months ended June 30, 1997 and 1996 was 1.42% and 1.16%, respectively, and return on average equity was 5.19% and 7.02%, respectively.

FINANCIAL CONDITION

Total assets were $284.2 million at June 30, 1997, an increase of $.4 million, or .2% from the $283.8 million at September 30, 1996.

Cash and cash equivalents were $2.7 million, a decrease of $37.0 million, or 93.2% from the $39.7 million at September 30, 1996. The decrease was principally a reduction in federal funds as the Company used available cash to purchase 966,976 shares of its common stock at a total cost of approximately $14.3 million, and continued to invest the net proceeds of its initial public offering in securities available for sale and, to a lesser extent, loans.

Total securities, which include securities held to maturity ("HTM") and securities available for sale ("AFS"), excluding Federal Home Loan Bank stock, were $150.9 million, an increase of $34.8 million, or 30.0% over the $116.1 million as of September 30, 1996. The change in securities consisted of a $43.8 million increase in AFS securities, primarily due to the Company's purchase of mortgage backed securities, and a $9.0 million decrease in HTM securities from scheduled maturities. Consequently as of June 30, 1997, 93.3% of the Company's investment portfolio excluding the Federal Home Loan Bank Stock was classified as AFS, compared to 83.6% as of September 30, 1996.

Loans receivable were $125.4 million as of June 30, 1997, an increase of $1.0 million or .8% over the $124.4 million as of September 30, 1996. The following table shows the loan portfolio composition as of the respective balance sheet dates:


                                    June 30,          September 30,
                                    1997              1996
                                         (In thousands)
Real Estate Loans
  One-to-four family                $ 102,230         $ 100,383
  Multi-family and commercial           4,867             5,115
  Construction                            674               423
    Total real estate loans           107,771           105,921
Consumer Loans                         18,157            19,024
    Gross Loans                       125,928           124,945
Less:  Net deferred loan fees            (513)             (579)
    Total loans receivable          $ 125,415         $ 124,366

The decrease in consumer loans was principally a decrease in home equity loans, as lower mortgage rates have encouraged customers to refinance their underlying first mortgages and repay their home equity loans.

Non-performing assets at June 30, 1997 were $1.3 million, or .47% of total assets, compared to the $1.7 million or .61% of total assets at September 30, 1996. The table below sets forth the amounts and categories of the Company's non-performing assets.


                                         June 30,        September 30,
                                         1997            1996
                                             (In thousands)
Non-accruing loans:
  One-to-four family                     $   928         $ 1,008
  Multi-family and commercial
   real estate                               ---              78
  Consumer                                    24             283
    Total non-accruing loans                 952           1,369

Foreclosed assets, net:
  One-to-four family                         300             334
  Multi-family and commercial
   real estate                                70              23
    Total foreclosed assets, net             370             357

Total non-performing assets              $ 1,322         $ 1,726

Total non-performing loans as a
 % of total loans                            .76%           1.10%
Total non-performing assets as a
 % of total assets                           .47%            .61%



Principally all of the decrease in non-accruing loans at June 30, 1997 as compared to September 30, 1996 was attributed to the Company foreclosing on seven properties. The net realizable value of the properties totalling $452,000, was transferred to other real estate, and $145,000 representing the excess of the carrying value of the related loans over the net realizable value of the properties, was charged against the allowance for loan losses. These reductions were partially offset by an increase of $180,000 in non- accruing loans. In addition, during the nine months ended June 30, 1997, the Company sold six parcels of other real estate realizing gains of $108,000. The following table summarizes the activity in other real estate:


                                     Nine Months Ended June 30,
                                        1997          1996
                                          (In thousands)
Other real estate beginning of
 period                                 $ 357         $ 484
Transfer of loans to other real
 estate owned                             452           151
Sales of other real estate               (423)         (142)
Write-downs                               (16)         (149)
Other real estate end of period         $ 370         $ 344


The allowance for loan losses was $1.9 million, or 1.48% of period end loans at June 30, 1997, and provided coverage of non-performing loans of 195.6% compared to coverage of 133.9% as of September 30, 1996. The following summarizes the activity in the allowance for loan losses:


                                       Nine Months Ended June 30,
                                         1997             1996
                                             (In thousands)
Allowance at beginning of period         $ 1,833          $ 1,950
  Charge-offs                               (230)            (237)
  Recoveries                                  34                8
    Net charge-offs                         (196)            (229)
  Provision for loan losses                  225              120
Allowance at end of period               $ 1,862          $ 1,841


Total deposits were $199.3 million, at June 30, 1997, an increase of $2.5 million, or 1.3% from the $196.8 million at September 30, 1996. The following table shows the deposit composition as of the respective balance sheet dates:


                                       June 30, 1997                   September 30 1996
                              (In thousands)    % of Deposits    (In thousands)    % of Deposits
Savings                       $ 80,510           40.4            $ 83,358           42.4
Money market                     7,133            3.6               7,752            3.9
NOW                              9,868            4.9               9,070            4.6
Non-interest demand              4,556            2.3               3,714            1.9
Certificates of deposits        97,189           48.8              92,859           47.2
                              $199,256          100.0%           $196,753          100.0%


The growth in deposits was principally related to the opening of our fourth full service branch in late December 1996, and had the Company not opened the branch, deposits would have decreased $1.0 million, or
 .5%. Although the Company experienced deposit growth, savings deposits decreased $2.8 million or 3.4%, and now represent 40.4% of deposits compared to 42.4% as of September 30, 1996. The composition of deposits continues to shift to higher costing certificates of deposits as the decrease in savings deposits was more than offset by a $4.3 million increase in certificates of deposits which now represent 48.8% of deposits compared to 47.2% as of September 30, 1996. Management believes that this change in mix, which is consistent with what other financial institutions are experiencing, will continue to occur as customers seek to maximize their returns and the Company has to compete with other investment vehicles such as mutual funds.


In March 1997, the Company activated its line of credit program with the Federal Home Loan Bank of New York ("FHLB"). Under the program, the Company has access to overnight funds of approximately $13.1 million, along with a companion line for one month advances. The Company has only used its overnight line and had borrowings outstanding of $9.4 million as of June 30, 1997. Borrowings for the three months ended June 30, 1997, averaged $5.0 million, and management expects to actively use its borrowing lines to leverage the Company's capital by increasing assets.

Shareholders' equity at June 30, 1997 was $71.2 million, a decrease of $11.2 million, or 13.6% from the $82.4 million at September 30, 1996. The decrease was principally caused by the Company's repurchase of 966,976 common shares at a cost of $14.3 million, somewhat offset by net income for the nine months ended June 30, 1997.

Shareholders' equity as a percent of total assets was 25.0% at June 30, 1997 compared to 29.0% at September 30, 1996. Book value per common share was $15.08 excluding unvested shares of the Company's MRP, and was $16.60 excluding unallocated ESOP shares and unvested MRP shares.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1997
AND 1996

Net Interest Income

Net interest income for the nine months ended June 30, 1997 was $8.6 million, an increase of $2.4 million, or 39.4% over the comparable period of 1996. The change was primarily volume related as average earning assets were $20.8 million, or 8.2% higher than the comparable period in the prior year.

Interest income for the nine months ended June 30, 1997 was $15.0 million, an increase of $2.0 million, or 15.6%, over the comparable period in fiscal 1996. The primary cause of the improvement was a deliberate shift in the mix of the Company's investments away from lower yielding federal funds sold and towards higher yielding mortgage-backed securities in order to improve average yields and increase interest income. The average balance of federal funds sold decreased $53.9 million from $67.4 million for the nine months ended June 30, 1996 to $13.5 million for the nine months ended June 30, 1997. In contrast, the average balance of mortgage-backed securities increased by $56.9 million from $15.3 million to $72.2 milion between the periods. Although the average yield on mortgage-backed securities declined from 7.45% for the nine months ended June 30, 1996 to 7.07% for the nine months ended June 30, 1997, the yield still far exceeded the average yield on federal funds sold, which was 5.31% for the 1996 period and 5.34% for the 1997 period. In addition to increasing yields, the shift in the asset mix also had the effect of decreasing the sensitivity of the Company's assets to interest rate changes.

Interest expense for the nine months ended June 30, 1997 was $6.5 million, a decrease of $383,000, or 5.6%. Approximately 73% was attributed to a decrease in volume with the remainder attributable to a decline in rates paid on certain types of deposits. Average interest bearing liabilities were $195.3 million, a decrease of $13.7 million or 6.5% from the comparable period of 1996. The decrease in volume was principally in common stock subscriptions as the Company in the nine months ended June 30, 1996, held in escrow, deposits averaging approximately $12.2 million for its initial public offering. There were no such deposits in 1997. The decline in certain rates paid was principally caused by a reduction in the cost of certificates of deposits which decreased from 5.67% to 5.56%, or 11 basis points, primarily from the decrease in market rates since the Federal Reserve lowered the discount rate in January 1996.

The Company's net yield on average earning assets was 4.19%, compared to 3.25% for the comparable period of 1996. The improvement was primarily the investment of the company's net offering proceeds which caused an increase in average earning assets with no corresponding funding costs, although the Company also improved its net interest spread to 2.90%, a 42 basis point improvement over the comparable period of 1996.

For more information on average balances, interest, yield and rate, please refer to Table #1.

Provision for Loan Losses

The Company establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes concentrations of credit, past loan loss experience, current economic conditions, amount and composition of loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans. The provision for loan losses was $225,000 for the nine months ended June 30, 1997, an increase of $105,000 from the comparable period of 1996. The increase in the provision over 1996 was principally to cover net charge-offs in 1997, as well as to provide for loan growth so that the allowance as a percentage of loans remained relatively stable. The allowance for loan losses at June 30, 1997 was $1.9 million, or 1.48% of total loans and provided coverage of non-performing loans of 195.6%.

Non-Interest Income

Non-interest income was $406,000 for the nine months ended June 30, 1997, a decrease of $492,000 or 54.8% over the comparable period of 1996. The decrease was principally the $460,000 net change in the Company's recovery of its Nationar loss reserve. In the nine months ended June 30, 1996, the Company recovered $560,000 of its original loss reserve of $660,000, and recovered the remaining $100,000 in the comparable period of 1997, as the Company received substantially all of its claims.

Non-Interest Expense

Non-interest expense for the nine months ended June 30, 1997 was $3,836,000 an increase of $672,000, or 21.2% over 1996. Increases in personnel costs, net occupancy, supplies, professional fees and other expenses, were offset somewhat by reductions in other real estate expenses.

Salaries and employee benefits increased $533,000, or 32.1% over 1996, principally from ESOP and MRP compensation expenses, both new
plans since the Company went public.   ESOP and MRP expenses for the
nine months ended June 30, 1997, were $249,000 and $303,000, respectively, compared to ESOP expense of only $78,000 and no MRP expense during the comparable period in 1996. In addition, the Company experienced increased personnel costs of approximately $90,000 due to opening its fourth full service branch in late December 1996. The impact of the combined increases were somewhat offset by lower medical insurance costs, as the Company changed insurance carriers and received refunds of excess reserves due to favorable claims experience. Net occupancy costs were $249,000, an increase of $60,000, or 31.7% over 1996, as the Company experienced increased costs relating to its new branch, as well as amortization of renovations at another branch office. Postage and supplies increased $69,000, or 59.5% over 1996, principally from the new branch and shareholder related costs such as annual reports and special and annual meeting proxy costs. Professional fees were $213,000, an increase of $56,000, or 35.7%, as the Company experienced increased legal and accounting costs of operating a public company. Other expenses increased $118,000, or 32.8% over the comparable period of 1996. The increases included $59,000 in OTS assessments due to the Bank's change to a federal charter, higher director and officer insurance costs, transfer agent, franchise tax and other costs relating to operating a public company.

Other real estate expenses decreased $248,000, as the Company realized $108,000 in gains on the sale of other real estate during the nine months ended June 30, 1997; there were no gains during the comparable period of 1996. In addition, in the nine months ended June 30, 1996, the Company, as part of its periodic valuations of real estate owned, recorded write-downs on certain properties and increased its estimated cost of the future disposition of property owned by approximately $149,000, compared to only $16,000 in the comparable period of 1997.

Income Tax Expense

Income tax expense for the nine months ended June 30, 1997 was $1,937,000 an increase of $441,000, or 29.5% over the comparable period of 1996. The change was principally the 30.6% improvement in income before income taxes. The Company's effective tax rates for the nine months ended June 30, 1997 and 1996, were 39.57% and 39.90%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30,
1997 AND 1996

Net Interest Income

Net interest income for the three months ended June 30, 1997 was $2.8 million, an increase of $324,000, or 12.8% over the comparable quarter of 1996. The increase was all rate related as the net yield on average earning assets increased 77 basis points to 4.16%, partially offset by a $25.4 million or 8.5% decrease in average earning assets.

Interest income for the three months ended June 30, 1997 was $5.1 million, an increase of $107,000, or 2.1%. The increase was all rate related, as the yield on average earning assets was 7.42% an increase of 77 basis points over 1996. The increase in the yield was principally caused by a 94 basis point increase in the average yield on securities to 6.93%, as the Company purchased investments with longer durations to increase yields. In addition, the Company substantially changed its asset mix, with securities representing 54.6% of total average earning assets for the three months ended June 30, 1997 as compared to 23.4% in 1996, and average federal funds sold and other short-term investments representing less than 1% of average earning assets for the 1997 period compared to 36.7% in 1996. Average earning assets were $274.5 million in the three months ended June 30, 1997, down $25.4 million, or 8.5%, from 1996, principally due to common stock subscriptions. During the three months ended June 30, 1996, the Company held an average balance of $27.4 million of common stock subscriptions representing subscriptions received but not refunded or used to purchase stock until the Company's initial public offering was completed on April 18, 1996. The common stock subscriptions were primarily invested in federal funds.

Interest expense for the three months ended June 30, 1997 was $2.2 million, a decrease of $217,000, or 8.8%. The decrease was principally volume related as average interest bearing liabilities decreased $24.8 million, or 11.0%. The decrease was also due to common stock subscriptions held in the 1996 period, somewhat offset by an increase in short-term borrowings. The subscriptions averaged $27.4 million for the three months ended June 30, 1996, and the Company paid its savings deposit rate of 3.5% on those deposits from the date they were received up to but excluding the completion date. In addition, in the three months ended June 30, 1997, the Company began to actively use its overnight borrowing line at the Federal Home Loan Bank of New York, with borrowings averaging $5.0 million at an average cost of 5.75%. Management expects to continue to use its borrowing lines to fund balance sheet growth, which may increase the Company's overall cost of funds.

The Company's net yield on average earning assets was 4.16%, compared to 3.39% for the comparable period of 1996. The increase was principally the improvement in the Company's net interest spread which increased 68 basis points to 2.94%, as the Company invested its net offering proceeds in higher yielding securities and reduced its short-term investments.

For more information on average balances, interest, yield and rate, please refer to Table #2, included in this report.

Provision for Loan Losses

The provision for loan losses was $75,000 for the three months ended June 30, 1997, an increase of $30,000 from the comparable period of 1996. The reasons for the increase are as set forth above with the respect to the nine month comparisons.

Non-Interest Income

Non-interest income was $108,000 for the three months ended June 30, 1997, a decrease of $552,000 or 83.6% over the comparable period of 1996. The decrease was principally the recovery of $560,000 of the Nationar loss reserve as the Company received substantially all of its claim in the three months ended June 30, 1996.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 1997 was $1,324,000, an increase of $119,000, or 9.9%, over 1996. Increases in personnel costs, net occupancy expense, supplies, and other expenses were partially offset by reductions in other real estate expenses.

Salaries and employee benefits increased $202,000, or 35.4%, over 1996, principally from MRP compensation expenses and the opening of a
new full service branch.   MRP expenses for the three months ended
June 30, 1997 were $112,000, with the balance of the increase principally representing staffing costs for the new branch. Net occupancy expense was $84,000, an increase of $21,000, or 33.3% over 1996, as the Company experienced increased costs relating to opening its new branch, as well as the amortization of renovations at another branch office. Postage and supplies increased $20,000, or 60.6% over 1996, principally from the new branch and shareholder related costs such as annual reports. Other expenses were $155,000, an increase of $22,000, or 16.5% over 1996. The increases were principally higher transfer agent, franchise tax and other costs relating to operating a public company.

Other real estate expenses decreased $172,000 as the Company realized $39,000 in gains on other real estate sales during the three months ended June 30, 1997; there were no gains during the comparable period of 1996. In addition, in the three months ended June 30, 1996, the Company, as part of its periodic valuations of other real estate owned, recorded writedowns on certain properties and increased its estimated cost of future disposition of properties owned by approximately $134,000, as compared to only $16,000 in the comparable period of 1997.

Income Tax Expense

Income tax expense for the three months ended June 30, 1997, was $608,000 a decrease of $187,000, or 23.5% from the comparable period of 1996. The change was principally due to the 19.5% decrease in income before taxes. The Company's effective tax rates for the three months ended June 30, 1997 and 1996, were 39.05% and 41.11%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to generate cash flows to meet present, and expected future funding needs. Management monitors the Company's liquidity position, principally its federal funds and short-term borrowings, on a daily basis and evaluates its ability to meet expected and unexpected depositor withdrawals and to make new loans and or investments. The Company has historically maintained high levels of liquidity, and manages its balance sheet so there has been no need for unanticipated sales of assets.

The primary sources of funds for operations are deposits, short-term borrowings, principal and interest payments on loans, mortgage backed securities, and other securities available for sale.

Net cash provided by operating activities was $1.9 million for the nine months ended June 30, 1997, a decrease of $2.2 million over the comparable period of 1996. The decrease from 1996, was principally the collection of the Company's claim against Nationar, partially offset by an increase in net income. In June 1996, the Company received approximately $3.1 million of its claim against Nationar with the remaining balance of $.2 million collected in the nine months ended June 30, 1997, or a net change of $2.9 million. Investing activities used $36.5 million in 1997, as the Company invested more of its initial net offering proceeds in securities available for sale, principally mortgage backed securities and, to a lesser extent, loans and capital expenditures related to its new branch office. Financing activities used $2.4 million, as the Company repurchased 966,976 shares of its common stock at a cost of approximately $14.3 million, offset somewhat by a $9.4 million increase in the Company's short-term borrowings and $2.5 million increase in deposits. For more details concerning the Company's cash flows, see "Consolidated Statements of Cash Flows."

An important source of the Company's funds is the Bank's core
deposits.   Management believes that a substantial portion of the
Bank's $199.3 million of deposits are a dependable source of funds due to long term customer relationships. The Company does not currently use brokered deposits as a source of funds, and deposit accounts having balances in excess of $100,000 total only $14.8 million or less than 7.4% of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The requirement, which maybe varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The OTS required minimum liquidity ratio is currently 5% and for the month of June 1997, the Bank exceeded that, maintaining an average liquidity ratio of 30.1%.

The Company anticipates that it will have sufficient funds to meet its current commitments. At June 30, 1997, the Company had
commitments to originate loans of $2.0 million.   In addition, the
Company had undrawn commitments of $1.9 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at June 30, 1997, totaled $69.7 million, and management believes that a significant portion of such deposits will remain with the Company.

Catskill Financial is regulated by the OTS and although there are no minimum capital requirements for the holding company itself, the Bank is required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios as of June 30, 1997, compared to the OTS minimum capital requirements:

                                Actual               Minimum
                          Amount       %        Amount      %
(Dollars in Thousands)

Tangible Capital          $58,074      20.7%    $4,203      1.5%
Core Capital               58,074      20.7      8,406      3.0
Risk Based Capital         59,280      61.4      7,729      8.0

In October 1996, the Board of Directors authorized the Company to repurchase 4% of its outstanding shares to fund its Management Recognition Plan which was approved at a special meeting of shareholders on October 24, 1996. By December 4, 1996, the Company had completed the repurchase of 227,470 shares of its common stock to fund the MRP at a cost of $3.1 million, or an average of $13.59 per share. In addition, after Board approval, the Company received OTS approval on November 26, 1996, to repurchase up to 10% of its shares over the period ending April 18, 1997. Such shares are available for general corporate purposes including funding the Company's stock option plan which was also approved at the special meeting of
shareholders.   By April 17, 1997, the Company had completed the
repurchase of 564,506 shares under the 10% repurchase program at a cost of $8.5 million or $15.06 per share. Lastly on May 15, 1997, the Company filed notice with the OTS of its intention to repurchase up to 5% of its outstanding stock, or 253,675 shares. The OTS had no objection to the proposal, provided the purchases are completed by April 18, 1998, and by June 30, 1997, the Company had already repurchased 175,000 shares at a cost of $2.7 million or $15.50 per share. The Holding Company itself has adequate resources to repurchase the remaining 78,675 shares under the existing 5% repurchase program without dividends from the Bank. In addition, at June 30, 1997, the Bank could, after notifying the OTS in writing, pay to the holding company dividends of approximately $25.8 million.


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

                                                            NINE MONTH PERIODS ENDED
                                               June 30, 1997                        June 30, 1996
                                   Average                               Average
                                   Balance      Interest    Yield/Rate   Balance      Interest    Yield/Rate
                                                             (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net            $125,090     $ 7,542     8.04%        $120,610     $ 7,333     8.11%
  Mortgage-backed securities         72,180       3,828     7.07%          15,251         852     7.45%
  Other securities                   62,255       3,123     6.69%          48,930       2,133     5.81%
  Federal funds sold and other       13,491         539     5.34%          67,441       2,682     5.31%
  Total interest-earning assets     273,016      15,032     7.34%         252,232      13,000     6.87%
Allowance for loan losses            (1,837)                               (1,931)
Other assets, net                     6,436                                 9,230
  Total Assets                     $277,615                              $259,531

Interest-Bearing Liabilities
  Savings deposits                 $ 80,940     $ 2,116     3.50%        $ 84,731     $ 2,220     3.50%
  Money market                        7,495         184     3.28%           8,563         220     3.43%
  Now deposits                        9,320         171     2.45%           8,582         158     2.46%
  Certificates of deposit            94,072       3,909     5.56%          92,852       3,939     5.67%
  Other borrowings                    1,715          74     5.77%
  Common stock subscriptions                                               12,209         296     3.24%
  Escrow and other                    1,760          28     2.13%           2,053          32     2.08%
  Total interest-bearing
   liabilities                      195,302       6,482     4.44%         208,990       6,865     4.39%
Non-interest bearing                  3,794                                 3,576
Other liabilities                     2,273                                 4,102
Shareholders' equity                 76,246                                42,863
  Total Equity and Liabilities     $277,615                              $259,531

  Net interest income                           $ 8,550                               $ 6,135

  Net interest rate spread                                  2.90%                                 2.48%

  Net yield on average
   interest-earning assets                                  4.19%                                 3.25%

  Average interest earning
   assets to average interest
   bearing liabilities               139.79%                               120.69%

  Earning Assets/Total Assets         98.34%                                97.19%



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

                                                             THREE MONTH PERIODS ENDED
                                                June 30, 1997                         June 30, 1996
                                   Average                                 Average
                                   Balance       Interest     Yield/Rate   Balance       Interest   Yield/Rate
                                                               (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net            $124,578      $  2,496     8.01%        $119,861      $2,446     8.16%
  Mortgage-backed securities         84,819         1,507     7.11%          18,877         350     7.42%
  Other securities                   65,004         1,088     6.70%          51,242         700     5.46%
  Federal funds sold and other          112             1     3.58%         109,912       1,489     5.45%
  Total interest-earning assets     274,513         5,092     7.42%         299,892       4,985     6.65%
Allowance for loan losses            (1,854)                                 (1,874)
Other assets, net                     5,832                                  10,644
  Total Assets                     $278,491                                $308,662

Interest-Bearing Liabilities
  Savings deposits                 $ 79,910      $    697     3.50%        $ 85,291      $  742     3.50%
  Money market                        7,202            57     3.17%           8,473          72     3.42%
  Now deposits                        9,625            59     2.46%           9,166          56     2.46%
  Certificates of deposit            96,729         1,346     5.58%          92,742       1,283     5.56%
  Other borrowings                    5,024            72     5.75%
  Common stock subscriptions                                                 27,443         296     4.34%
  Escrow and other                    2,290            13     2.28%           2,448          12     1.97%
  Total interest-bearing
   liabilities                      200,780         2,244     4.48%         225,563       2,461     4.39%
Non-interest bearing                  4,157                                   3,557
Other liabilities                     1,621                                   8,886
Shareholders' equity                 71,933                                  70,656
  Total Equity and Liabilities     $278,491                                $308,662

  Net interest income                            $  2,848                                $2,524

  Net interest rate spread                                    2.94%                                 2.26%

  Net yield on average
   interest-earning assets                                    4.16%                                 3.39%

  Average interest earning
   assets to average interest
   bearing liabilities               136.72%                                 132.95%

  Earning Assets/Total Assets         98.57%                                  97.16%



                    CATSKILL FINANCIAL CORPORATION
                              FORM 10-Q

                            JUNE 30, 1997


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


                                 CATSKILL FINANCIAL CORPORATION


Date:  August 13, 1997           /s/ Wilbur J. Cross
                                   Wilbur J. Cross
                                   Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


Date:  August 13, 1997           /s/ David J. DeLuca
                                   David J. DeLuca
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)



                                                            Exhibit 11

                    CATSKILL FINANCIAL CORPORATION
              COMPUTATION OF NET INCOME PER COMMON SHARE
           (dollars in thousands, except per share amounts)

                                             Three Months Ended June 30,          Nine Months Ended June 30,

                                               1997           1996                   1997           1996

Net income applicable to common shares         $      949     $    1,139             $    2,958     $  2,253

Weighted average common shares outstanding      4,455,098      5,231,810              4,753,424          N/A<F1>

Net income per common share                    $      .21     $      .18<F1><F2>     $      .62

Net income per common share - primary

  Weighted average common shares
   outstanding                                  4,455,098                             4,753,424

  Dilutive common stock options<F3>               114,143                                82,824

  Weighted average common shares and
   common share equivalents outstanding         4,569,241                             4,836,248

  Net income per common share - primary        $      .21                            $      .61

Net income per common share - fully diluted

  Weighted average common shares
   outstanding                                  4,455,098                             4,753,424

  Dilutive common stock options<F3>               120,916                               110,729

  Weighted average common shares and
   common share equivalents outstanding         4,576,014                             4,864,153

Net income per common share - fully diluted    $      .21                            $      .61

<F1> Company completed its initial public offering on April 18, 1996.

<F2> Earnings per common share were calculated using post conversion
(after April 18, 1996) net income estimated to be $949,000.

<F3> Dilutive common stock options (includes restricted stock under the Company's MRP plan and options under its stock option plan) are based on the treasury stock method using average market price in computing net income per share - primary, and the higher of period-end market price or average market price in computing net income per common share - fully diluted.