Form 10-K/A
period 1996-09-30
CATSKILL FINANCIAL CORP
filed 1997-09-25
CIK 1005512

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

Yes  x    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K/A or any amendments to this Form 10K/A. [X]

As of December 23, 1996, the aggregate market value of the voting stock held by non-affiliates (based upon reported beneficial ownership of all directors and executive officers of the registrant; this determination does not however, constitute an admission of affiliated status for any of these individual stockholders) of the registrant, excluding unallocated ESOP shares, was approximately $64.6 million.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Shares, $.01 par value           5,361,482
(Title of class)                        (outstanding at December 23, 1996)


                               PART II


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Catskill Financial Corporation is filing this amendment to its Form 10K Annual Report for the fiscal year ended September 30, 1996. The amendment, filed under form 10K/A, is required due to a transmission error in our EDGAR filing of the Form 10K made on December 30, 1996.

Our financial printer, filed our auditor's report without typed signatures, nor did the auditor's report identify the city and state where issued.
This amended filing is solely to update the auditor's report to comply with Rule 302 of Regulation S-T.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


          (3) Exhibits

                   (99) Updated "Auditor's" Report to include
                        signatures, city and state which were
                        omitted in original EDGAR filing.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CATSKILL FINANCIAL CORPORATION

Date:  September 23, 1997              /s/ Wilbur J. Cross
                                       Wilbur J. Cross
                                       Chairman of the Board, President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  September 23, 1997              /s/ David J. DeLuca
                                       David J. DeLuca
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)
