Form 10-K
period 1997-10-31
CATSKILL FINANCIAL CORP
filed 1998-01-06
CIK 1005512

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Catskill Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Catskill Financial Corporation and subsidiary (the Company) as of September 30, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catskill Financial Corporation and subsidiary at September 30,
1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

October 24, 1997
Albany, New York

Consolidated Statements of Financial Condition
                                                                                   September 30,
(in thousands, except for share amounts)                                       1997          1996
Assets
  Cash and due from banks                                                      $  2,274      $  4,112
  Federal funds sold                                                                 --        35,600

    Cash and cash equivalents                                                     2,274        39,712

Securities available for sale, at fair value (note 4)                           148,114        97,041
Investment securities (estimated fair value of $8,112 in 1997
    and $19,090 in 1996) (note 5)                                                 8,055        19,077
Investment required by law, stock in Federal Home Loan Bank of NY,at cost         1,762         1,159
Loans receivable, net (note 6)                                                  124,337       122,533
Accrued interest receivable (note 7)                                              2,303         1,736
Premises and equipment, net (note 8)                                              2,367         1,886
Real estate owned, net                                                              248           357
Deposits held at Nationar, net (note 14)                                             --            83
Other assets                                                                        159           175

      Total assets                                                             $289,619      $283,759

Liabilities and Shareholders' Equity

Liabilities:
  Due to depositors (note 9):
    Non-interest bearing                                                       $  4,370      $  3,714
    Interest bearing                                                            196,542       193,039

      Total deposits                                                            200,912       196,753

  Short-term borrowings (note 15)                                                11,385            --
  Advance payments by borrowers for taxes and insurance                             533         1,632
  Accrued interest payable                                                           59            58
  Official bank checks                                                            3,861         2,557
  Accrued expenses and other liabilities                                          1,092           378

      Total liabilities                                                         217,842       201,378
Commitments and contingent liabilities (notes 10, 11, 12 and 13)

Shareholders' Equity:
  Preferred stock, $.01 par value; authorized 5,000,000 shares                       --            --
  Common stock, $.01 par value; authorized 15,000,000 shares;
    5,686,750 shares issued at September 30, 1997 and 1996                           57            57
  Additional paid-in capital                                                     54,811        54,864
  Retained earnings, substantially restricted (note 2)                           34,915        31,984
  Common stock acquired by ESOP (note 12)                                        (4,209)       (4,436)
  Unearned management recognition plan (MRP) (note 12)                           (1,856)           --
  Treasury stock, at cost (848,244 shares at September 30, 1997)                (12,862)           --
  Net unrealized gain (loss) on securities available for sale, net of taxes         921           (88)

      Total shareholders' equity                                                 71,777        82,381

      Total liabilities and shareholders' equity                               $289,619      $283,759

See accompanying notes to consolidated financial statements.

Consolidated Statements of operations
                                                                                 Years ended September 30,
(in thousands, except for share amounts)                                  1997           1996          1995
Interest and dividend income:
  Loans                                                                   $   10,083     $    9,783    $ 9,733
  Securities available for sale                                                8,805          2,201         --
  Investment securities                                                          688          2,282      4,663
  Federal funds sold and other                                                   546          3,625      1,196
  Stock in Federal Home Loan Bank of NY                                           95             41         --

    Total interest and dividend income                                        20,217         17,932     15,592

Interest expense:

  Deposits (note 9)                                                            8,652          9,022      8,009
  Short-term borrowings (note 15)                                                149             --         --

    Total interest expense                                                     8,801          9,022      8,009

    Net interest income                                                       11,416          8,910      7,583

Provision for loan losses (note 6)                                               300            195        255

    Net interest income after provision for loan losses                       11,116          8,715      7,328

Noninterest income:
  Recovery of Nationar loss contingency (note 14)                                100            560         --
  Service fees on deposit accounts                                               243            218        128
  Net securities gains (losses)                                                   19             33        (45)
  Other income                                                                   150            185        179

    Total noninterest income                                                     512            996        262

Noninterest expenses:
  Salaries and employee benefits                                               2,996          2,173      1,941
  Advertising and business promotion                                             200            137        324
  Net occupancy on premises                                                      329            251        241
  Federal deposit insurance premium                                               20             21        332
  Postage and supplies                                                           239            171        185
  Provision for Nationar loss contingency (note 14)                               --             --        660
  Outside data processing fees                                                   357            337        235
  Equipment                                                                      177            153        155
  Professional fees                                                              262            210        122
  Other real estate expenses, net                                                (54)           211         19
  Other                                                                          661            594        451

    Total noninterest expense                                                  5,187          4,258      4,665

Income before taxes                                                            6,441          5,453      2,925
Income tax expense (note 10)                                                   2,534          2,136      1,201

  Net income                                                              $    3,907     $    3,317     $1,724

Earnings per share (for 1996, calculated using post conversion
  net income)(see note 1)                                                 $      .84     $      .38        N/A
Weighted average common shares                                             4,629,697      5,231,810        N/A

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
                                                         Years ended September 30, 1997, 1996 and 1995
                                                                                                           Net unrealized
                                                                                                           gain (loss)
                                                             Retained      Common    Unearned              on securities
                                                  Additional earnings,     stock     management   Treasury available
(dollars in thousands,           Shares    Common paid-in    substantially acquired  recognition  stock,   for sale
except for share amounts)        issued    stock  capital    restricted    by ESOP   plan         at cost  net of taxes  Total
Balance at September 30, 1994           -- $   -- $       -- $      26,943 $     --  $        --  $     -- $          -- $26,943
Net income                              --     --         --         1,724       --           --        --            --   1,724
Balance at September 30, 1995           --     --         --        28,667       --           --        --            --  28,667
Net income                              --     --         --         3,317       --           --        --            --   3,317
Common stock issued              5,686,750     57     54,858            --       --           --        --            --  54,915
Acquisition of common stock
  by ESOP (454,940 shares)              --     --         --            --   (4,549)          --                          (4,549)
Allocation of ESOP stock
  (11,374 shares)                       --     --          6            --      113           --                             119
Change in net unrealized gain
  (loss) on securities available
  for sale, net of taxes                --     --         --            --       --           --        --           (88)    (88)
Balance at September 30, 1996    5,686,750     57     54,864        31,984   (4,436)          --        --           (88) 82,381
Net income                              --     --         --         3,907       --           --        --            --   3,907
Dividends paid on
  common stock                          --     --         --          (976)      --           --        --            --    (976)
Purchases of common stock
  (1,029,476 shares)                    --     --         --            --       --           --   (15,305)           -- (15,305)
Allocation of ESOP stock
  (22,722 shares)                       --     --        115            --      227           --        --            --     342
Change in net unrealized gain
  (loss) on securities available
  for sale, net of taxes                --     --         --            --       --           --        --         1,009   1,009
Grant of restricted stock under
  MRP (181,232 shares)                  --     --       (168)           --       --       (2,275)    2,443            --      --
Amortization of unearned
  MRP compensation                      --     --         --            --       --          419        --            --     419
Balance at September 30, 1997    5,686,750 $   57 $   54,811 $      34,915 $ (4,209) $    (1,856) $(12,862) $        921 $71,777

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
                                                                                         Years ended September 30,
(in thousands, except for share amounts)                                            1997           1996           1995
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
    Net income                                                                      $   3,907      $  3,317       $  1,724
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                        183           136            139
      Provision for loan losses                                                           300           195            255
      Provision for (recovery of) Nationar loss contingency                              (100)         (560)           660
      MRP compensation expense                                                            419            --             --
      ESOP compensation expense                                                           342           119             --
      Writedown on real estate owned                                                       --           134             --
      Writedown of Nationar debenture and capital stock                                    --            --             47
      Loss (gain) on sale of other real estate owned                                     (140)           85            (17)
      Gain on sales and calls of securities                                               (19)          (33)            (2)
      Net accretion on securities                                                        (157)         (308)          (337)
      Deferred tax benefit                                                               (156)         (151)          (321)
      (Transfer to other assets) collection of deposits held at Nationar                  183         3,083         (3,266)
      (Increase) decrease in other assets                                                (551)         (149)           (11)
      Increase (decrease) in accrued expenses and other liabilities                     1,502            25          3,010

        Net cash provided by operating activities                                       5,713         5,893          1,881

  Cash flows from investing activities:
      Proceeds from maturity, paydowns, and calls of investment securities             11,023        28,884         24,203
      Proceeds from maturity, paydowns, and calls of securities
        available for sale                                                             64,415       126,656             --
      Proceeds from sales of securities available for sale                              5,959            --             --
      Purchases of investment securities                                                   --        (6,015)       (12,930)
      Purchase of Federal Home Loan Bank Stock                                           (603)       (1,159)            --
      Purchases of securities available for sale                                     (119,590)     (198,359)            --
      Net (increase) decrease in loans                                                 (2,642)       (4,570)           340
      Capital expenditures, net                                                          (664)         (290)          (365)
      Proceeds from sale of other real estate owned                                       787           114            185

        Net cash (used) provided by investing activities                              (41,315)      (54,739)        11,433

  Cash flows from financing activities:
      Net increase (decrease) in demand, statement, passbook, money market
        and NOW deposit accounts                                                       (2,523)       (1,814)       (33,407)
      Net increase in certificates of deposit                                           6,682         1,337         29,812
      Increase (decrease) in advances from borrowers for taxes and insurance           (1,099)          605         (1,235)
      Net proceeds from sale of common stock                                               --        54,915             --
      Common stock acquired by ESOP                                                        --        (4,549)            --
      Cash dividends on common stock                                                     (976)           --             --
      Purchase of common stock for treasury                                           (15,305)           --             --
      Increase in short-term borrowings                                                11,385            --             --

        Net cash (used) provided by financing activities                               (1,836)       50,494         (4,830)

Net (decrease) increase in cash and cash equivalents                                  (37,438)        1,648          8,484
Cash and cash equivalents at beginning of year                                         39,712        38,064         29,580

Cash and cash equivalents at end of year                                            $   2,274      $ 39,712     $   38,064

Supplemental disclosures of cash flow information --
  cash paid during the year for:
    Interest                                                                        $   8,800      $  9,018      $   8,014

    Income taxes                                                                    $   2,770      $  2,274      $   1,416

Noncash investing activities:
  Reduction in loans receivable resulting from the transfer to real estate owned    $     538      $    206      $     273

  Investments securities transferred to securities available for sale in accordance with the Financial Accounting Standards Board's "Special Reports," fair value
    of securities transferred was $25.3 million (note 4)                                   --      $ 24,800             --

  Change in net unrealized gain (loss) on securities available for sale,
  net of deferred tax liability (benefit) of $673 and ($59) respectively            $   1,009      $     88             --

Notes to Consolidated Financial Statements

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

(b) Business
A significant portion of the Company's loans are secured by real estate in Greene County and southern Albany County in New York. In addition, a substantial portion of the real estate owned is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of real estate owned are dependent upon market conditions in the upstate New York region.

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

(c) Securities Available for Sale,
 Investment Securities and Federal
 Home Loan Bank of New York Stock
Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities and are stated at amortized cost. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported as a separate component of shareholders' equity, net of estimated income taxes. The Company does not maintain a trading portfolio.

Realized gains and losses on the sale of securities are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest method.

Mortgage backed securities, which are guaranteed by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"), represent participating interests in direct pass-through pools of long-term first mortgage loans originated and serviced by the issuers of the securities.

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

Loans considered doubtful of collection by management are placed on a nonaccrual status for the recording of interest. Generally loans past due 90 days or more as to principal or interest are placed on nonaccrual status except for certain loans which, in management's judgment, are adequately secured and for which collection is probable. Previously accrued income that has not been collected is reversed from current income. Thereafter, the application of payments received (principal or interest) is dependent on the expectation of ultimate repayment of the loan. If ultimate repayment of the loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected or management judges it to be prudent, any payment received on a non-accrual loan is applied to principal until ultimate repayment becomes expected. Loans are removed from non-accrual status when they are estimated to be fully collectible as to principal and interest. Amortization of related deferred fees or costs is suspended when a loan is placed on non-accrual status.

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

At September 30, 1997 and 1996, real estate owned consisted primarily of residential one to four family properties.
The Company had no in-substance foreclosures at September 30, 1997 and 1996.

(f) Premises and Equipment, Net
Premises and equipment are carried at cost, less accumulated depreciation applied on a straight-line basis over the estimated useful lives of the assets. Useful lives are 10 to 40 years for banking house and 5 to 7 years for furniture, fixtures and office equipment.

(g) Income Taxes
Income taxes are provided on income reported in the consolidated statements of income regardless of when such taxes are payable. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's policy is that deferred tax assets are reduced by a valuation reserve if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

(h) Pension Plan
The Company has a defined benefit pension plan covering all full time employees meeting age and service requirements. This plan is accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

(i) Off-Balance-Sheet Risk
The Company is a party to certain financial instruments with off-balance-sheet risk such as commitments to extend credit. The Company's policy is to record such instruments when funded.

(j) Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers all cash and due from banks and federal funds sold to be cash equivalents.

(k)  Official Bank Checks
The Company's official checks (including teller's checks, loan disbursement checks, interest checks, expense checks and money orders) are drawn upon deposit accounts at the Bank and are ultimately paid through the Bank's Federal Reserve correspondent account.

(l)  Stock Based Compensation Plans
Compensation expense in connection with the Company's Employee Stock Ownership Plan ("ESOP") is recorded in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 93-6, "Employers' Accounting for Employee Stock Ownership Plans."

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No.
25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date.
SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

The Company's Management Recognition Plan ("MRP") is also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation
(a deduction from shareholders' equity) and amortized to compensation expense as the shares become vested. Any excess of the cost to fund purchases of MRP shares over the grant-date fair value is charged to shareholders' equity.

(m) Earnings per Share
For the year ending September 30, 1997, earnings per share is computed by dividing net income by the weighted average common shares outstanding, which excludes the unallocated employee stock ownership plan shares during the period. The effect of the outstanding stock option awards and unvested management recognition plan shares is not material to the calculation of net income per share.

For 1996, earnings per share are compiled on estimated post conversion earnings of approximately $2.0 million, and are based on the weighted average number of shares outstanding during this period, less unallocated employee stock ownership plan shares, during the period. Earnings per share are not presented for periods prior to the initial stock offering as the Bank was a mutual savings bank at the time and no stock was outstanding.

(n) Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities
In June 1996, the Financial Accounting Standards Board issued SFAS
No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. The Company adopted SFAS No. 125 as of January 1, 1997. The adoption of SFAS No.
125 did not have a material impact on the Company's consolidated financial statements.

(o) Reclassifications
Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentations.

(2) Conversion to Stock Ownership
On April 18, 1996, the Holding Company sold 5,686,750 shares of common stock at $10.00 per share to depositors and employees of the Bank.
Net proceeds from the sale of stock of the Holding Company, after deducting conversion expenses of approximately $1.9 million, were $54.9 million and are reflected as common stock and additional paid-in capital in the accompanying September 30, 1997 and 1996 consolidated statements of financial condition. The Company utilized $27.5 million of the net proceeds to acquire all of the capital stock of the Bank.

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

The Bank's capital exceeds all of the fully phased-in capital regulatory requirements. The Office of Thrift Supervision ("OTS") regulations provide that an institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution could, after prior notice but without the approval by the OTS, make capital distributions during the calendar year of up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional capital distributions would require prior regulatory approval. At September
30, 1997, the maximum amount that could have been paid by the Bank to the Holding Company was approximately $26.5 million.

Unlike the Bank, the Holding Company is not subject to these regulatory restrictions on the payment of dividends to its stockholders.

(3) Reserve Requirements
The Bank is required to maintain certain reserves of cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, which was covered by the Bank's vault cash included in cash and due from banks, was approximately $386,000 and $335,000 at September 30, 1997 and 1996, respectively.

The Bank as a member of the FHLB of New York, is required to maintain a minimum investment in the capital stock of the FHLB, at cost, in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding borrowings with the FHLB, whichever is greater, as determined at December 31 of each year. Any excess may be redeemed by the Bank or called by the FHLB at par.

(4) Securities Available for Sale
In November 1995, the staff of the Financial Accounting Standards
Board released its Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report contained, among other things, a unique provision that allowed entities to, as of one date either concurrent with the initial adoption of the Special Report (November 15, 1995), but no later than December 31, 1995, reassess the appropriateness of the classifications of all securities held at that time. On December 29, 1995, the Company transferred certain securities with amortized costs totaling $24.8 million and fair value totaling $25.3 million from the "held to maturity" classification to the "available for sale" classification.

The amortized cost and estimated fair values of securities available for sale at September 30, 1997 and 1996 are as follows:

                                                                                1997
                                                                     Gross          Gross
                                                      Amortized      Unrealized     Unrealized     Estimated
(in thousands)                                        Cost           Gains          Losses         Fair Value
U.S. Treasury and other U.S. Government agencies      $  54,875      $      417     $      (59)    $   55,233
Mortgage backed securities                               83,786           1,069            (61)        84,794
Obligations of states and political subdivisions            194               9             --            203
Corporate bonds                                           5,042              40            (12)         5,070
Other                                                     2,682             132             --          2,814

Total securities available for sale                   $ 146,579      $    1,667     $     (132)    $  148,114

                                                                                1996
                                                                     Gross          Gross
                                                      Amortized      Unrealized     Unrealized     Estimated
(in thousands)                                        Cost           Gains          Losses         Fair Value

U.S. Treasury and other U.S. Government agencies      $  56,842      $      157     $      (78)    $   56,921
Mortgage backed securities                               35,151             580           (829)        34,902
Obligations of states and political subdivisions            191               2             --            193
Corporate bonds                                           5,000              28            (36)         4,992
Other                                                         3              30             --             33

Total securities available for sale                   $  97,187      $      797     $     (943)    $   97,041

During the year ended September 30, 1997, proceeds from sales of securities available for sale were $6.0 million. Gross gains realized on these transactions were approximately $19 thousand. There were no gross realized losses. There were no sales of securities available for sale during the year ended September 30, 1996. Prior to December 31, 1995, the Company did not maintain a securities available for sale portfolio.

The amortized cost and approximate fair value of securities available for sale at September 30, 1997, by contractual maturity, are shown below (mortgage backed securities are included by final contractual maturity). Expected maturities will differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          September 30, 1997
                                       Amortized      Estimated
(in thousands)                         Cost           Fair Value
Due within one year                    $  12,991      $   13,012
Due one year to five years                10,963          11,050
Due five years to ten years               43,888          44,207
Due after ten years                       78,737          79,845

Total securities available for sale    $ 146,579      $  148,114

(5) Investment Securities
The amortized cost and estimated fair value of investment securities at September 30, 1997 and 1996 are as follows:

                                                                              1997
                                                                     Gross          Gross
                                                      Amortized      Unrealized     Unrealized     Estimated
(in thousands)                                        Cost           Gains          Losses         Fair Value
U.S. Treasury and other U.S. Government agencies      $   6,958              58             (2)         7,014
Corporate bonds                                           1,000               1             --          1,001
Mortgage backed securities                                   97              --             --             97

Total investment securities                           $   8,055      $       59     $       (2)    $    8,112

                                                                              1996
                                                                     Gross          Gross
                                                      Amortized      Unrealized     Unrealized     Estimated
(in thousands)                                        Cost           Gains          Losses         Fair Value
U.S. Treasury and other U.S. Government agencies      $  13,965              66            (58)        13,973
Corporate bonds                                           4,999               7             (2)         5,004
Obligations of states and political subdivisions             15              --             --             15
Mortgage backed securities                                   98              --             --             98

Total investment securities                           $  19,077      $       73     $      (60)    $   19,090

The amortized cost and estimated fair value of investment securities at September 30, 1997, by contractual maturity, are shown below (mortgage backed securities are included by final contractual maturity). Expected maturities will differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                       Amortized      Estimated
(in thousands)                         Cost           Fair Value
Due within one year                    $   1,999      $    2,001
Due one year to five years                 6,009           6,014
Due after five years to ten years             --              --
Due after ten years                           47              97

Totals                                 $   8,055      $    8,112

There were no sales of investment securities during the years ended September 30, 1997, 1996 or 1995.

(6) Loans Receivable, Net
Loans receivable consist of the following at September 30, 1997 and 1996:

                                                September 30,
(in thousands)                              1997           1996

Loans secured by real estate:
  Conventional one-to four-family           $102,145       $100,254
  Commercial and multi-family                  4,691          5,115
  FHA and VA insured loans                        87            129
  Construction                                 1,306            423

    Total loans secured by real estate       108,229        105,921

Other loans:
  Student loans                                2,658          2,450
  Automobile loans                             6,655          7,029
  Consumer                                     2,698          2,516
  Mobile home                                    687            782
  Passbook loans                                 952            856
  Home improvement                               935            923
  Home equity                                  3,709          4,368
  Other                                          179            100

    Total other loans                         18,473         19,024

    Less:
      Net deferred loan fees                     476            579
      Allowance for loan losses                1,889          1,833
                                               2,365          2,412
                                            $124,337       $122,533

Activity in the allowance for loan losses is summarized as follows for the years ended:

                                                   September 30,
(in thousands)                         1997           1996           1995
Balance at beginning of period         $1,833         $1,950         $1,746
Provision charged to operations           300            195            255
Charge offs                              (282)          (323)           (62)
Recoveries                                 38             11             11

Balance at end of period               $1,889         $1,833         $1,950

(6) Loans Receivable, Net (continued)
The following table sets forth the information with regard to non-performing loans:

                                                         September 30,
(in thousands)                                   1997      1996        1995
Loans in a non-accrual status                    $780      $1,086      $  784
Loans past due 90 days and still accruing         137         283         251
Restructured loans                                 --          --          --

Total non-performing loans                       $917      $1,369      $1,035

For the years ended September 30, 1997 and 1996, interest income that would have been recorded on non-performing loans had they remained performing amounted to approximately $50 thousand and $77 thousand, respectively.

Certain executive officers of the Company were customers of and had other transactions with the Company in the ordinary course of business. Loans to these parties were made in the ordinary course of business at the Bank's normal credit terms, including interest rate and collateralization. The aggregate of such loans totaled less than 5% of total equity at September 30, 1997 and 1996.

As of September 30, 1997, there was no recorded investment in loans that are considered to be impaired under SFAS No. 114. As of September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totalled approximately $78,000, for which the related allowance for loan loss was approximately $16,000.
As of September 30, 1997 and 1996, there were no impaired loans which did not have an allowance for loan losses determined in accordance with SFAS No. 114. During 1997 and 1996, the average balance of impaired loans was approximately $3,000 and $78,000, respectively. Interest income collected on impaired loans during fiscal 1997 and 1996 was approximately $0 and $2,000, respectively.

(7) Accrued Interest Receivable

Accrued interest receivable consists of the following:
                                                    September 30,
(in thousands)                                   1997           1996
Investment securities                            $  111         $  323
Securities available for sale                     1,374            657
Loans                                               818            756
                                                 $2,303         $1,736

(8) Premises and Equipment, Net
A summary of premises and equipment is as follows:

                                                         September 30,
(in thousands)                                        1997           1996
Banking house and land                                $2,357         $2,051
Furniture, fixtures and equipment                        785            646
                                                       3,142          2,697
Less accumulated depreciation                            775            811
Premises and equipment, net                           $2,367         $1,886

Amounts charged to depreciation expense were approximately $183 thousand, $136 thousand and $139 thousand for the years ended September 30, 1997, 1996 and 1995, respectively.

(9) Due to Depositors
Due to depositors are summarized as follows as of September 30, 1997 and 1996:

                               Approximate                 September 30,
(in thousands)                 Stated Rates             1997           1996
Passbook savings accounts           1997 -- 3.50%       $ 71,060       $ 75,477
                                    1996 -- 3.50%

Statement savings accounts          1997 -- 3.50%          8,388          7,881
                                    1996 -- 3.50%
Certificates of deposit:
                                    3.00 -- 3.99%             20             30
                                    4.00 -- 4.99%             --         10,503
                                    5.00 -- 5.99%         88,416         64,790
                                    6.00 -- 6.99%          8,737         15,264
                                    7.00 -- 7.99%          2,368          2,272

                                                          99,541         92,859

Money market accounts          1997 -- 2.50-3.20%          7,115          7,752
                               1996 -- 2.50-3.45%

NOW accounts                        1997 -- 2.50%         10,438          9,070
                                    1996 -- 2.50%
Demand accounts                               --           4,370          3,714

  Total deposits                                        $200,912       $196,753

(9) Due to Depositors (continued)
The approximate amount of contractual maturities of certificates of deposit for the years subsequent to September 30, 1997 are as follows:

(in thousands)
Years ended September 30,
     1998               $63,208
     1999                24,619
     2000                 8,482
     2001                 1,944
     2002                   952
     Thereafter             336
                        $99,541

The aggregate amount of time deposit accounts with a balance of $100,000 or more (not federally-insured beyond $100,000) were approximately
$8.2 million and $7.3 million at September 30, 1997 and 1996, respectively.

Interest expense on deposits and advances from borrowers for property taxes and insurance (escrow balances) for the years ended September 30, 1997, 1996 and 1995, is summarized as follows:

                                                                 September 30,
(in thousands)                                             1997      1996      1995
Passbook savings accounts                                  $2,544    $2,702    $3,149
Statement savings accounts                                    277       260       285
Certificates of deposit                                     5,309     5,218     4,026
Money market accounts                                         242       289       310
NOW accounts                                                  237       216       195
Escrow balances (including common stock subscriptions)         43       337        44

  Total interest expense                                   $8,652    $9,022    $8,009

Escrow balances expense for the year ended September 30, 1996 includes interest expense on common stock subscriptions held in connection with the Company's initial public offering.

(10) Income Taxes
The components of income tax expense are as follows for the years ended September 30, 1997, 1996 and 1995:

                                             September 30,
(in thousands)                         1997      1996      1995
Current tax expense:
  Federal                              $2,111    $1,605    $1,197
  State                                   579       682       325
                                        2,690     2,287     1,522
Deferred tax expense (benefit)           (156)     (151)     (321)

  Total income tax expense             $2,534    $2,136    $1,201

(10) Income Taxes (continued)
Actual tax expense for the years ended September 30, 1997, 1996 and 1995 differs from expected tax expense, computed by applying the Federal corporate tax rate of 34% to income before taxes as follows:

                                                                              September 30,
                                                       1997                      1996                    1995
                                                           % Pretax                 % Pretax                 % Pretax
(in thousands)                                   Amount    Income         Amount    Income   	   Amount    Income
Expected tax expense                             $2,190        34.0%      $1,854        34.0%      $  995        34.0%
State taxes, net of Federal income tax benefit      380         5.9          333         6.1          174         6.0
Reduction in valuation allowance for deferred
  tax assets                                         --          --         (131)       (2.4)          --
Other items                                         (36)        (.6)          80         1.5           32         1.0

                                                 $2,534        39.3%      $2,136        39.2%      $1,201        41.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 are presented below:

                                                                Temporary           Temporary
                                                                Deductible          Taxable
(in thousands)                                                  Differences         Differences
Postretirement benefits                                         $ 175                  --
Allowance for loan losses                                         329                  --
Nonqualified deferred compensation                                100                  --
Loan accounting differences                                       103                  --
MRP compensation expense                                          180                  --
Bond accretion                                                     --                  86
Other items                                                        48                 120

                                                                  935               $ 206

Valuation reserve                                                (150)

Deferred tax asset net of valuation reserve                       785
Deferred tax liability                                           (206)

Net deferred tax asset at September 30, 1997                      579
Net deferred tax asset at October 1, 1996                         423

Deferred tax benefit for the year ended September 30, 1997      $ 156

(10) Income Taxes (continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 are presented below:

                                                                Temporary           Temporary
                                                                Deductible          Taxable
(in thousands)                                                  Differences         Differences
Postretirement benefits                                         $  99                  --
Reserve for Nationar loss contingency                              43                  --
Allowance for loan losses                                         328                  --
Nonqualified deferred compensation                                 70                  --
Loan accounting differences                                       122                  --
Bond accretion                                                     --                 110
Other items                                                        97                  76

                                                                  759               $ 186

Valuation reserve                                                (150)

Deferred tax asset net of valuation reserve                       609
Deferred tax liability                                           (186)

Net deferred tax asset at September 30, 1996                      423
Net deferred tax liability at October 1, 1995                     272

Deferred tax benefit for the year ended September 30, 1996      $ 151

In addition to the deferred tax amounts described above, the Company also had a deferred tax liability of approximately $614 thousand at September 30, 1997 and a deferred tax asset of $59 thousand at September 30, 1996 related to the net unrealized gains and losses on securities available for sale.

The valuation allowance for deferred tax assets as of September 30, 1997 and 1996 was $150 thousand. During the year ended September 30, 1996, the valuation allowance was reduced by $131 thousand. This reduction was primarily the result of the realization of certain deferred items which were previously considered to be uncertain. In evaluating the valuation allowance the Company takes into consideration the nature and timing of the deferred tax asset items as well as the amount of available open tax carrybacks. The Company has fully reserved its New York State deferred tax asset, which is a significant component of deferred tax assets, due to the lack of carryback and carryforward provisions available in New York State. Any changes in the deferred tax asset valuation allowance is based upon the Company's continuing evaluation of the level of such allowance, the amount of New York
State deferred tax assets, and the realizability of the temporary differences creating the deferred tax asset. Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets.

As a thrift institution, the Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves are maintained equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. SFAS No. 109 requires recognition of deferred tax liabilities with respect to such excess reserves, as well as any portion of the base-year amount which is expected to become taxable (or "recaptured") in the foreseeable future.

Certain amendments to the Federal and New York State tax laws regarding bad debt deductions were enacted in July and August 1996. The Federal amendments include elimination of the percentage of taxable income method for tax years beginning after December 31, 1995, and imposition of a requirement to recapture into taxable income (over a period of approximately six years) the bad debt reserves in excess of the base-year amounts. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to such excess Federal reserves. The New York State amendments redesignate the Bank's state bad debt reserves at December 31, 1995 as the base-year amount and also provide for future additions to the base-year reserve using the percentage of taxable income method.

In accordance with SFAS No. 109, deferred tax liabilities have not been recognized at September 30, 1997 with respect to the Federal and State base-year reserves of $3.6 million and $7.5 million, respectively, since the Bank does not expect that these amounts will become taxable in the foreseeable future. Under New York State tax law, as amended, events that would result in taxation of these reserves include the failure of the Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for tax purposes. The unrecognized deferred tax liabilities at September 30, 1997 with respect to the Federal and State base-year reserves were approximately $1.2 million and $446 thousand (net of Federal benefit), respectively.

(11) Employee Benefit Plans

(a) Pension Plan
The Company maintains a non-contributory defined benefit pension plan with RSI Retirement Trust, covering substantially all employees aged 21 and over with one year of service with the exception employees who work less than 1,000 hours. Benefits are computed as two percent of the highest three year average annual earnings multiplied by credited service up to a maximum of 30 years and are paid as a life annuity or actuarially equivalent alternative form of payment.
Full retirement benefits are available at age 65 with at least 5 years of participation or after age 60 with at least 30 years of service. Reduced retirement benefits are available prior to age 60. Employees are fully vested at five years of service. The Plan also provides death and disability benefits to eligible employees.

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

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated statements of financial condition at September 30, 1997 and 1996:

(in thousands)                                                                 1997           1996
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits of $2,387 in 1997
    and $2,094 in 1996                                                         $(2,389)       $(2,227)

  Projected benefit obligation for service rendered to date                     (3,041)	       (3,029)
  Plan assets at fair value                                                      4,263          3,581

  Plan assets in excess of projected benefit obligation                          1,222            552
  Unrecognized net gain from past experience different from that assumed
    and effects of changes in assumptions                                       (1,056)          (398)
  Unrecognized prior service cost                                                   70             83
  Unrecognized net asset being recognized over 12.5 years                          (61)           (78)

  Prepaid pension cost                                                         $   175        $   159

Components of net periodic pension cost for the years ended September 30, 1997, 1996 and 1995 are as follows:

(in thousands)                                             1997           1996      1995
Service cost-benefits earned during the period             $   83         $  91     $   81
Interest cost on estimated projected benefit obligation       214           215        199
Actual return on plan assets                                 (783)         (452)      (452)
Net amortization and deferral                                 471           198        244

Net periodic pension cost (credit)                         $  (15)        $  52     $   72

Significant assumptions used in determining the actuarial present value of the projected benefit obligation at September 30, 1997, 1996 and 1995 are as follows


                                       1997           1996           1995
Weighted average discount rate         7.50%          7.75%          7.50%
Increase in future compensation        5.00%          5.50%          5.50%
Expected long-term rate of return      8.00%          8.00%          8.00%

(b) 401(k) Savings Plan
The Company also maintains a defined contribution 401(k) savings plan, covering all full time employees who have attained age 21 and have completed one year of service in which they work more than 1,000 hours. The Company matches 50% of employee contributions that are less than or equal to 6% of the employee's salary. Total expense recorded during 1997, 1996, 1995 was $37 thousand, $34 thousand, and $31 thousand, respectively.

(c) Postretirement Benefits
The Company accounts for postretirement benefits under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits. Many of the provisions and concepts of SFAS No. 106 are similar to current standards on accounting for pensions. The Company adopted SFAS No. 106 as of October 1, 1995 and opted to amortize the transition obligation into expense over the allowed twenty year time period. The adoption of SFAS No. 106 did not have a material effect on the Company's consolidated financial statements.
The Company provides postretirement medical and life insurance benefits to eligible retirees. The plans are noncontributory except that the retiree must pay the full cost of spouse medical coverage. Both of the plans are unfunded.

Life insurance is provided in the amount of $5,000 (50% of final year compensation as an active employee if compensation is less than $10,000).

The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at September 30, 1997 and 1996:

(in thousands)                                                       1997           1996
Accumulated postretirement benefit obligation (APBO):
  Retirees                                                           $  (598)        $  (642)
  Fully-eligible active plan participants                               (100)            (59)
  Other active plan participants                                        (481)           (630)

    Total APBO                                                        (1,179)         (1,331)
Unrecognized transition obligation                                       957           1,011
Unrecognized (gain) loss                                                (183)             90

Accrued postretirement benefit cost included in other liabilities
                                                                     $  (405)        $  (230)

Net periodic postretirement benefit cost for the years ended September 30, 1997 and 1996 include the following components:

(in thousands)                                                       1997           1996
Service cost                                                         $ 52           $ 42
Interest cost                                                         103             90
Net amortization and deferral                                          54             54

Net periodic postretirement benefit cost                             $209           $186

The discount rate used in determining the accumulated postretirement benefit obligation was 7.50% and 7.75% at September 30, 1997 and 1996, respectively. For measurement purposes at September 30, 1997, an 8.5% annual rate of increase in the per capital cost of covered health care benefits was assumed for medical coverage for fiscal 1998; the rate was assumed to decrease gradually to 5.5% by 2001 and to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1997 by approximately 16% and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by approximately 21%.

(12) Stock-Based Compensation Plans

(a) Employee Stock Ownership Plan
As part of the conversion discussed in note 2, an employee stock ownership plan (ESOP) was established to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed $4.5 million from the Company and used the funds to purchase 454,940 shares of the common stock of the Company issued in the conversion. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of twenty years. At September
30, 1997, the loan had an outstanding balance of $4.4 million and an interest rate of 6.41%. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation.

The Company accounts for the ESOP in accordance with the American
Institute of Certified Public Accountants' Statement of Position No.
93-6 "Employees' Accounting For Stock Ownership Plans" (SOP 93-6).
Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in shareholders' equity. As shares are released from collateral, the Company reports compensation expense equal to the average market price of the shares (during the applicable service period), and the shares become outstanding for earnings per share computations. Unallocated ESOP shares are notincluded in the earnings per share computations. The Company recorded approximately $342 thousand and $119 thousand, respectively, of compensation expense under the ESOP during the years ended September 30, 1997 and 1996.
The ESOP shares as of September 30, 1997 were as follows:

Allocated shares                                 11,374
Shares released for allocation                   22,722
Unallocated shares                              420,844

                                                454,940

Market value of unallocated shares at
  September 30, 1997                         $7,101,743

(b) Stock Option Plan
On October 24, 1996, the Company's shareholders approved the Catskill Financial Corporation 1996 Stock Option and Incentive Plan ("Stock Option Plan"). The primary objective of the Stock Option Plan is to provide officers and directors with a proprietary interest in the Company and as an incentive to encourage such persons to remain with the Company.

Under the Stock Option Plan, 568,675 shares of authorized but unissued stock are reserved for issuance upon option exercises. The Company also has the alternative to fund the Stock Option Plan with treasury stock. Options under the plan may be either non-qualified stock options or incentive stock options. Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value on the date of grant. Options expire no later than ten years following the date of grant.

On October 24, 1996, 416,333 shares were awarded at an exercise price of $12.50 per share, and on August 19, 1997, 10,000 shares were awarded at an exercise price of $16.38 per share. These shares have a ten-year term and vest at a rate of 20% per year from their respective grant dates.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plans. SFAS No. 123 requires Companies not using a fair value based method of accounting for employee stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997: dividend yield of 1.8%; expected volatility of 25.0%; risk free interest rates of 6.50% for the October 24, 1996 grant and 6.25% for the August 19, 1997 grant; and expected lives of 7 years.
Pro forma disclosures for the Company for the year ending September
30, 1997 is as follows:

(in thousands, except per share data)
Net income:
As reported                            $ 3,907
Pro forma                                3,614
Earning per share:
As reported                            $   .84
Proforma                                   .78

Because the Company's employee stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company's stock option plans as of September 30, 1997 and changes during the year on that date is presented below:

                                                                                    Weighted Average
                                                                       Shares        Exercise Price
Options:
  Outstanding at October 1                                                     --
  Granted                                                                 426,333      $12.59
  Exercised                                                                    --
  Cancelled                                                                    --

  Outstanding at year-end                                                 426,333

  Exercisable at year-end                                                      --
Estimated weighted-average fair value
  of options granted on October 24, 1996                               $     4.25
Estimated weighted-average fair value
of options granted on August 19, 1997                                  $     5.47

(c) Management Recognition Plan
On October 24, 1996, the Company's shareholders approved the Catskill Financial Corporation Management Recognition Plan. The purpose of the plan is to promote the long-term interests of the Company and its shareholders by providing a stock based compensation program to attract and retain officers and directors. Under the MRP, 227,470 shares of authorized but unissued shares, are reserved for issuance under the plan. The Company also has the alternative to fund the MRP with treasury stock.

On October 24, 1996 and August 19, 1997, 178,732 shares and 2,500 shares, respectively, were awarded under the MRP. The shares vest in five equal installments commencing one year from the date of grant. The fair market value of the shares awarded under the plan was $2.3 million at the grant dates, and is being amortized to compensation expense on a straight line basis over the five year vesting periods. Compensation expense of $419,000 was recorded in fiscal 1997, with the remaining unearned compensation cost of $1.9 million shown as a reduction of shareholders' equity at September 30, 1997.

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

Contract amounts of financial instruments that represent the future extension of credit as of September 30, 1997 and 1996 at fixed and variable interest rates are as follows:

Financial instruments whose contract amounts represent Credit risk:
                                                                                           1997
(in thousands)                                                                Fixed       Variable    Total

Mortgages                                                                     $1,308      $   --      $1,308
Consumer                                                                          18          --          18
Lines of credit                                                                  535         385         920
Home Equity                                                                       30       1,553       1,583

                                                                              $1,891      $1,938      $3,829

Financial instruments whose contract amounts represent Credit risk:
                                                                                           1996
(in thousands)                                                                 Fixed       Variable    Total
Mortgages                                                                      $2,901         369      $3,270
Consumer                                                                           18          --          18
Lines of credit                                                                   834         531       1,365
Home Equity                                                                        41       1,341       1,382

                                                                               $3,794      $2,241      $6,035

The range of interest on fixed rate commitments was 7.125% to 18.00% at September 30, 1997 and 7.625% to 18.00% at September 30, 1996. The range of interest on adjustable rate commitments was 8.25% to 10.50% at September 30, 1997 and 6.75% to 10.25% at September 30, 1996, respectively.

(14) Deposits Held at Nationar, Net
On February 6, 1995, the New York Superintendent of Banks (the "Superintendent") took possession of Nationar, a New York chartered bank that provided correspondent banking and related services for various banking institutions, including the Bank. At the time that Nationar was seized by the Superintendent, the Bank had a total of approximately $3.3 million on deposit with Nationar in an account which was used primarily to fund checks written by the Bank's customers and drafts drawn by the Bank, as well as Nationar capital stock of approximately $7,200, and a Nationar debenture of approximately $40 thousand collateralized by a $100 thousand investment security.

As of September 30, 1995, the Bank had charged off the $40 thousand
Nationar debenture and the $7,200 Nationar capital stock. The Bank also reclassified the demand account balance to other assets and, based upon uncertainties of collecting the demand account balance, management, as advised by legal counsel, set up a reserve for probable losses as of September 30, 1995 of $660 thousand, representing approximately 20% of the Bank's deposit claim. In fiscal 1996, the Bank received a cash payment of $3.1 million from the Superintendent relating to its Nationar claim, and recorded a recovery of $560 thousand on the reserve for probable Nationar losses. During fiscal 1997, the Company received the remaining $200 thousand of its claim and recovered the remaining $100 thousand of the loss reserve. Both recoveries are shown in the consolidated statements of operations as other income.

(15) Short-Term Borrowings
In March 1997, the Bank activated its line of credit program with the Federal Home Loan Bank of New York ("FHLB"). Under the program, the Bank has access to overnight funds of approximately $13.1 million, along with an additional line of $13.1 million for one month advances. The Company has only used its overnight line. Borrowings outstanding under the overnight line were $11.4 million as of September 30, 1997, at a rate of 6.25%. Borrowings for the year ended September 30, 1997, averaged $2.6 million, at an average rate of 5.75%. The maximum month end balance for the year ended September 30, 1997 was $11.4 million.

(16) Fair Values
SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Bank disclose estimated fair values for certain financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected net cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the deferred tax asset and bank premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates of fair value under SFAS No. 107.

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

Securities
The carrying amounts for short-term investments approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term investments and mortgage backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued. See notes 4 and 5 for detail disclosure of securities available for sale and investment securities, respectively. The estimated fair value of stock in the Federal Home Loan Bank of New York is assumed to be its cost given the lack of a public market available for this investment.

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

Fair value for significant non-performing loans is based on recent external appraisals and/or discounting of cash flows. Estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Deposit Liabilities
Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposit, passbook savings accounts, statement savings accounts, NOW accounts, and money market accounts, must be stated at the amount payable on demand as of September 30, 1997 and 1996. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. These fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Other Items
The following items are considered to have a fair value equal to carrying value due to the nature of the financial instrument and the period within which it will be settled: cash and due from banks, federal funds sold, accrued interest receivable, advances from borrowers for taxes and insurance, short term borrowings, and accrued interest payable.

Table of Financial Instruments
The carrying values and estimated fair values of financial instruments as of September 30, 1997 and September 30, 1996 were as follows

         :
                                                                  September 30, 1997       September 30, 1996

                                                               Carrying    Estimated     Carrying    Estimated
(in thousands)                                                 Value       Fair Value    Value       Fair Value
Financial assets:
  Cash and cash equivalents                                    $  2,274    $  2,274      $ 39,712    $ 39,712
  Securities available for sale                                 148,114     148,114        97,041      97,041
  Investment securities                                           8,055       8,112        19,077      19,090
  Federal Home Loan Bank Stock                                    1,762       1,762         1,159       1,159
  Loans                                                         126,702     128,623       124,945     124,870
  Less: Allowance for loan losses                                 1,889          --         1,833          --
    Net deferred loan fees                                          476          --           579          --

      Net loans                                                 124,337     128,623       122,533     124,870
  Accrued interest receivable                                     2,303       2,303         1,736       1,736

Financial liabilities:
  Deposits:
  Demand, statement, passbook, money market, and NOW accounts   101,371     101,371       103,894     103,894
  Certificates of deposit                                        99,541      99,701        92,859      92,877
  Short-Term Borrowings                                          11,385      11,385            --          --
  Accrued interest on depositors accounts                            59          59            58          58
  Advances from borrowers for taxes and insurance                   533         533         1,632       1,632

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

(17) Parent Company Financial Information
The Holding Company began operations on April 18, 1996 in conjunction with the Bank's mutual-to-stock conversion and the Company's initial public offering of its common stock

Statement of Financial Condition as of September 30, 1997 and 1996
(in thousands, except share data)                                             1997           1996
Assets
Cash and cash equivalents                                                     $  3,005        $ 1,138
Securities available for sale                                                    4,030         22,002
ESOP loan receivable from subsidiary                                             4,359          4,479
Equity in net assets of subsidiary                                              59,933         54,791
Other assets                                                                       500             24

  Total assets                                                                $ 71,827        $82,434

Liabilities and Shareholders' Equity
Liabilities:
  Accrued expenses and other liabilities                                      $     50        $    53
Shareholders' Equity:
  Preferred stock, $.01 par value; authorized 5,000,000 shares
                                                                                    --             --
  Common stock, $.01 par value; authorized 15,000,000 shares;
    5,686,750 shares issued at September 30, 1997 and 1996                          57             57
  Additional paid-in capital                                                    54,811         54,864
  Retained earnings, substantially restricted                                   34,915         31,984
  Common stock acquired by ESOP                                                 (4,209)        (4,436)
  Unearned management recognition plan                                          (1,856)            --
  Treasury stock, at cost (848, 244 shares at September 30, 1997)
                                                                               (12,862)            --
  Net unrealized gain (loss) on securities available for sale, net
    of taxes                                                                       921            (88)

    Total shareholders' equity                                                  71,777         82,381

    Total liabilities and shareholders' equity                                $ 71,827        $82,434

                      Statement of Operations For the Year Ended September 30, 1997
              and for the Period From Inception (April 18, 1996) Through September 30,1996

(in thousands)                                                                      1997           1996

Interest income                                                                     $  475         $  296
Non interest expense                                                                   223             70
Income before income taxes and equity in undistributed earnings of
  subsidiary                                                                           252            226
Income tax expense                                                                      61             91
Income before equity in undistributed earnings of subsidiary
                                                                                       191            135
Equity in undistributed earnings of subsidiary                                       3,716          3,182

Net income                                                                          $3,907         $3,317

                        Statement of Cash Flows For the Year Ended September 30,1997
             and for the Period From Inception (April 18, 1996) Through September 30,1996
(in thousands)                                                                      1997           1996
Cash flows from operating activities:
  Net income                                                                        $   3,907      $   3,317
  Adjustment to reconcile net income to net cash provided by operating activities:
    Equity in undistributed earnings of subsidiary                                     (3,716)        (3,182)
    Net accretion on securities                                                           (42)            --
    Increase in other assets                                                              (57)           (24)
    Increase (decrease) in liabilities                                                    (16)            53

    Net cash provided by operating activities                                              76            164

Cash flows from investing activities:
  Purchase of securities available for sale                                           (25,000)      (122,347)
  Proceeds from the maturity of securities available for sale                          43,045        100,345
  Investment in common stock of subsidiary                                                (93)       (27,460)
  Net decrease (increase) in ESOP loan receivable from subsidiary                         120         (4,479)

    Net cash provided by (used in) investing activities                                18,072        (53,941)

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                              --         54,915
  Purchase of common stock for treasury                                               (15,305)            --
  Cash dividends on common stock                                                         (976)            --
    Net cash provided by (used in) provided by financing activities                   (16,281)        54,915

Net increase in cash and cash equivalents                                               1,867          1,138
Cash and cash equivalents:
  Beginning of period                                                                   1,138             --

  End of period                                                                     $   3,005      $   1,138

Supplemental disclosures of cash flow information:
  Cash paid during year for income taxes                                            $      91             --

Noncash investing activities:
  Change in net unrealized gain (loss) on securities available for
  sale, net of deferred tax liability of $13                                        $      18             --

  Recording of subsidiary's equity, including retained earnings, common stock acquired by ESOP, and net unrealized loss on securities available for sale, net of taxes, on date of investment in common stock of
  subsidiary                                                                               --      $  24,149

These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto.

(18) Regulatory Capital Requirements
OTS capital regulations require savings institutions to maintain minimum levels of regulatory capital. Under the regulations in effect at September 30, 1997 and 1996, the Bank was required to maintain a minimum ratio of tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core (Tier 1) capital.

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

Management believes that, as of September 30, 1997 and 1996, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the Bank's actual capital amounts and ratios as of September 30, 1997 and 1996, compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution. Although the OTS capital regulations apply at the Bank level only, the Company's consolidated capital amounts and ratios are also presented. The OTS does not have a holding company capital requirement.

                                                                     1997
                                                               Minimum Capital        For Classification
                                            Actual                 Adequacy          as Well Capitalized
                                      Amount     Ratio          Amount    Ratio          Amount    Ratio
Bank
Tangible capital                      $59,031    20.70%         $4,278    1.50%         $    --       --
Tier 1 (core) capital                  59,031    20.70           8,556    3.00           14,259     5.00%
Risk-based capital:
  Tier 1                               59,031    60.13              --      --            5,890     6.00
  Total                                60,159    61.28           7,854    8.00            9,817    10.00

                                            Actual
                                      Amount     Ratio
Consolidated
Tangible capital                      $70,856    24.54%
Tier 1 (core) capital                  70,856    24.54
Risk-based capital:
  Tier 1                               70,856    69.27
  Total                                71,984    70.38

                                                                      1996
                                                                Minimum Capital          For Classification
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
(518) 943-3600

Annual Meeting of Shareholders

The annual meeting of Catskill Financial Corporation will be held
7:00 p.m., Tuesday, February 17, 1998 at the Bank's office at 341
Main Street, Catskill, New York

Annual Report on Form 10-K

For the 1997 fiscal year, Catskill Financial Corporation will file an Annual Report on Form 10-K. Shareholders wishing a copy may obtain one free of charge by writing:

David L. Guldenstern
Corporate Secretary
Catskill Financial Corporation
341 Main Street
Catskill, New York 12414-1450

Stock Transfer Agent and Registrar

Shareholders wishing to change name, address or ownership of stock, or to report lost certificates and or consolidate accounts are asked to contact the Company's stock registrar and transfer agent directly at:

Registrar & Transfer Company
10 Commerce Drive
Cranford, New Jersey  07016-3572
(800) 368-5948

Counsel

Serchuk & Zelermyer, LLP
81 Main Street
White Plains, New York  10601

Independent Auditors

KPMG Peat Marwick LLP
74 North Pearl Street
Albany, New York  12207

Market Information for Common Stock

The common stock of Catskill Financial Corporation trades on the Nasdaq Stock Market under symbol CATB.

At December 3, 1997, there were approximately 900 shareholders of record not including the number of persons or entities holding stock in nominee or street names through various brokers and banks.

Catskill Financial Corporation common stock was issued at $10.00 per share in connection with the Company's initial public offering completed on April 18, 1996. The following table shows the range of high and low sale prices for each quarterly period since the Company began trading in April.

1997                      High             Low          Dividend
First Quarter             $14.50           $12.13
Second Quarter            $16.50           $13.75       $.07
Third Quarter             $16.50           $13.50       $.07
Fourth Quarter            $17.25           $15.25       $.07

1996                      High             Low
Third Quarter            $11.00            $10.00
Fourth Quarter           $12.38            $ 9.88

During the second quarter of fiscal 1997, the Company declared its first quarterly dividend. The Company expects to continue to pay dividends, however, dividend payment decisions are made with consideration of a variety of factors including earnings, financial condition, market considerations and regulatory restrictions. Restrictions on dividend payments are described in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report.