Form 10-K
period 1997-09-30
CATSKILL FINANCIAL CORP
filed 1998-01-08
CIK 1005512

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended September 30, 1997

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

   Registrant's telephone number, including area code: (518) 943-3600

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

Yes [ x ]     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendments to this Form 10K. [X]

As of December 22, 1997, the aggregate market value of the voting stock held by non-affiliates (based on reported beneficial ownership of all directors and executive officers of the registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders) of the registrant, excluding unallocated ESOP shares, was approximately $80.7 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Shares, $.01 par value                4,822,331
             (Title of class)          (outstanding at December 22, 1997)

ANNUAL REPORT FOR 1997 ON FORM 10-K


TABLE OF CONTENTS


                                                                       Page


PART I

Item 1.       Business                                                  1

Item 2.       Properties                                               19

Item 3.       Legal Proceedings                                        19

Item 4.       Submission of Matters to a
              Vote of Security Holders                                 20

PART II

Item 5.       Market for Registrant's Common Equity
              and Related Shareholder Matters                          20

Item 6.       Selected Financial Data                                  20

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations            20

Item 7A.      Quantitative and Qualitative Disclosures
              about Market Risks                                       20

Item 8.       Financial Statements and Supplementary Data              20

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                   20

PART III

Item 10.      Directors and Executive Officers
              of the Registrant                                        21

Item 11.      Executive Compensation                                   21

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management                                    21

Item 13.      Certain Relationships and Related Transactions           21

PART IV

Item 14.      Exhibits and Financial Statement Schedules
              and Reports on Form 8-K                                  21

              SIGNATURES                                               23



DOCUMENTS INCORPORATED BY REFERENCE


Documents                                                  Part of 10-K into which incorporated


Portions of the Annual Report to Shareholders
for fiscal year ended September 30, 1997.                  Parts II and IV

Portions of the Proxy Statement for Annual Meeting
of Shareholders to be held February 17, 1998.              Part III


PART I

ITEM 1. BUSINESS

General

Catskill Financial Corporation (the "Company" or "Catskill Financial") was formed in December 1995 for the purpose of acquiring all of the common stock of Catskill Savings Bank (the "Bank") upon the conversion of the Bank from the mutual to the stock form of ownership. The Company is incorporated under the laws of the state of Delaware, is qualified to do business in the state of New York, and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. On April 18, 1996, the Bank converted to the stock form of ownership, the Company acquired all of the issued and outstanding shares of stock of the Bank, and the Company completed its initial public stock offering, issuing 5,686,750 shares of $.01 par value common stock at $10.00 per share. Net proceeds to the Company were $54.9 million after conversion and stock offering costs, and $50.4 million excluding the shares acquired by the Company's newly formed Employee Stock Ownership Plan (the "ESOP").

The consolidated financial condition and operating results of the Company are primarily dependent upon its wholly owned subsidiary, the Bank, and all references to the Company and its financial data prior to April 18, 1996, except where otherwise indicated, refer to the Bank and its financial data.

The Bank was organized in 1868, as a state chartered mutual savings bank. In January 1996, the Bank converted to a federally chartered mutual savings bank. The Bank is a member of the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, its deposits are insured up to applicable limits by the FDIC, which insurance is backed by the full faith and credit of the United States. The Bank's primary market area is comprised of Greene County and southern Albany County in New York, serviced by the Bank's main office and three other banking offices. At September
30, 1997, the Bank had total assets of $286.1 million, deposits of $207.8 million and equity of $59.9 million, or 20.9% of total assets.

The Bank has been and intends to continue to be a community-oriented financial institution offering financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and uses such deposits, together with other funds, to originate one- to four-family residential mortgages and, to a lesser extent, consumer (including home equity lines of credit), commercial and multi-family real estate and other loans in the Bank's primary market area. The Bank offers deposit accounts having a range of interest rates and terms. The Bank only solicits deposits in its primary market area and does not have brokered deposits. The Bank is a member of the Federal Home Loan Bank of New York ("FHLBNY").

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

General Bank Regulation. The Bank's primary federal bank regulator is the Office of Thrift Supervision ("OTS"). The Bank is also subject to regulation by the FDIC as the insurer of its deposits. The Bank must file periodic reports with the OTS and is regularly examined by the OTS and the FDIC. As a result of these examinations, the Bank can be required to adjust its loan classifications or allowance for loan losses, take other actions to correct deficiencies found during the examinations, or cease engaging in certain activities. The Bank is generally permitted to open deposit-taking branches throughout the United States, regardless of local laws regarding branching.

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

Federal law and OTS regulations limit the percentage of the Bank's assets that can be invested in certain investments. For example, commercial, corporate and business loans, other than those secured by real estate collateral, are limited in the aggregate to 10% of assets. The purchase of below investment grade debt securities is prohibited. Loans secured by non-residential real property cannot, in the aggregate, exceed
400% of capital. Consumer loans not secured by residential real estate are generally limited, in the aggregate, to 35% of total assets. Loans secured by residential real property, and many other types of loans and investments, are not subject to any percentage of asset limit. Generally, the Bank may not lend more than 15% of unimpaired capital and surplus to one borrower, representing a lending limit of $9.4 million per borrower, with an additional 10% of unimpaired capital and surplus being permitted if secured by certain readily marketable collateral. The Bank is in compliance with all these limits. The Bank's largest loan to one borrower at September 30, 1997, was a $1.8 million loan secured by a motel in Albany County.

The OTS also imposes a semi-annual assessment on all OTS regulated institutions to defer the cost of OTS regulation. For the semi-annual period ended December 31, 1997, the Bank's OTS assessment was $36,553.

The Company is a unitary savings and loan holding company, and its sole FDIC-insured subsidiary, the Bank, is a qualified thrift lender ("QTL", discussed in more detail below). Therefore, the Company generally has broad authority to engage in all types of business activities.
If the Company were to acquire another insured institution as a separate subsidiary or if the Bank fails to remain a QTL, the Company's activities will be limited to those permitted of multiple savings and loan holding companies. In general, a multiple savings and loan holding company
(or subsidiary thereof that is not an insured institution) may, subject to OTS approval in most cases, engage in activities comparable to those permitted for bank holding companies, certain insurance activities, and certain activities related to the operations of its FDIC-insured subsidiaries.

Capital Requirements. The Bank is subject to minimum capital requirements imposed by the OTS. The Bank must maintain (i) tangible capital of 1.5% of tangible assets, (ii) core capital of 3.0% of adjusted tangible assets, and (iii) a risk-based capital requirement of 8.0% of risk-weighted assets. Under current law and regulations, there are no capital requirements directly applicable to the Company. The Bank substantially exceeds all minimum capital standards imposed by the OTS. At September 30, 1997, the Bank had a tangible capital ratio of 20.70%, a core capital ratio of 20.70% and a risk based capital ratio of 61.28%. OTS regulations require that certain institutions with more than normal interest rate risk must make a deduction from capital before determining compliance with the minimum capital requirements. The Bank is currently exempt from the deduction requirement because it has total assets less than $300,000,000 and risk based capital in excess of 12%. However, the Bank's capital ratios are high enough that even if the exemption is withdrawn, the deduction would not have a material effect on the Bank's compliance with OTS capital requirements.

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

In September 1996, The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "1996 Act") became law. Before the 1996 Act, SAIF insured institutions paid deposit insurance premiums at a rate of at least 0.23% of insured deposits (23 cents per $100). This gave most BIF institutions, such as the Bank, a competitive advantage because the BIF insurance premiums were lower. The 1996 Act imposed a one time assessment on all SAIF institutions and then equalized the insurance premiums for BIF and SAIF institutions. At the same time, the 1996
Act required BIF institutions to contribute to the costs of the "FICO" bonds sold in the late 1980s to finance the savings and loan bailout.
BIF institutions pay only 20% of the FICO bond assessment paid by SAIF institutions. SAIF institutions pay a FICO bond assessment of
 .064% of insured deposits, while BIF institutions such as the Bank pay approximately 0.013% of insured deposits. The FICO bond assessment will equalize no later than January 1, 2000. As a result of the 1996
Act, the competitive advantage which the Bank enjoyed against SAIF institutions has been reduced, but not yet eliminated.

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

A savings institution will be a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments include, among others, (i) certain housing-related loans and investments (notably including residential one to four family mortgage loans), (ii) certain federal government and agency obligations, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals (subject to certain limitations), (iv) consumer loans (subject to certain limitations),
(v) shares of stock issued by any Federal Home Loan Bank, and (vi) shares of stock issued by the FHLMC or the FNMA (subject to certain limitations). The Bank satisfied the QTL test at September 30, 1997, as well as for every month-end during fiscal 1997.

Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Bank is periodically examined by the OTS for compliance with the CRA. Subject to certain exceptions and elections, under recently adopted rules the Bank's CRA performance will be evaluated based upon the lending, investment and service activities of the Bank. The Bank received an "outstanding" CRA rating from the OTS under prior evaluation rules and has not yet been examined under the new rules.

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

Taxation. The Company pays federal and New York State income taxes on its income. The Bank, as a savings institution, was permitted a deduction under former law for the creation of a reserve for bad debts.
In August 1996, the Internal Revenue Code (the "Code") was amended to abolish the percentage method of calculating the tax bad debt deduction, which, in general, had permitted savings institutions to deduct 8% of their taxable income as a reserve for bad debts. The Bank had not been eligible to use the percentage method because its retained earnings and surplus exceeded 12% of deposits, so the abolition should not have a material effect on current operations. Furthermore, the change in the Code also requires savings institutions to recapture, over a period of six to eight years, any additions to their tax bad debt reserves since 1988. The Bank had already provided, as a provision for deferred taxes in accordance with SFAS No. 109, for the tax consequences of the Bank's post-1987 additions to the tax bad debt reserve. Therefore, the recapture requirement should not have a material financial statement impact.

Market Area

Catskill (population of 11,965 in the 1990 census) is located approximately 30 miles south of Albany on the western banks of the Hudson River and is the largest municipality in Greene County. Greene County extends from the Hudson River west into the northern Catskill Mountains. The
Bank's primary market area is heavily dependent on tourism, does not have a substantial commercial or industrial base and has shown only limited economic and demographic growth. The Bank's market is populated by an older population.

Overall, the population of Albany County has remained relatively steady in the last decade while the more rural Greene County benefited from a population expansion. In 1995, Greene County registered a 48,000 population count, a 10.1% increase from 1985.

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

Lending Activities

General. The Bank's primary lending activity is the origination of fixed- and adjustable rate, one- to four-family residential mortgage loans for retention in its portfolio. The Bank also originates fixed-rate consumer loans and adjustable-rate home equity line of credit consumer loans. Adjustable rate mortgage ("ARM") and consumer loans increase the percentage of the Bank's loans with more frequent terms to repricing or shorter maturities than fixed-rate, one- to four-family mortgage loans. See "--Loan Portfolio Composition" and "--One- to Four-Family Residential Real Estate Lending." In addition, the Bank originates multi-family and commercial real estate loans. Loan originations are generated by the Bank's marketing efforts, which include print and radio advertising, lobby displays and direct contact with local civic organizations, as well as by the Bank's present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 1997, the Bank's gross loan portfolio totaled $126.7 million.

The approval of the Executive Committee of the Bank's Board of Directors is required for all loans in excess of $100,000. Bank employees with the authority to approve loans of $100,000 or less are designated, and their lending authority is defined, by the Executive Committee.
The Executive Committee acts in accordance with policies established not less frequently than annually by the Board of Directors.

The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to 15% of unimpaired capital and surplus. At September 30, 1997, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was approximately $9.4 million. At that date, the Bank's largest lending relationship was a $1.8 million commercial real estate loan secured by a motel located in Albany County, New York. This loan was performing in accordance with its modified repayment terms as of September 30, 1997. See "Asset Quality--Other Loans of Concern." At September 30, 1997, there were only two other loans (or lending relationships) with outstanding balances in excess of $250,000.



                                                             September 30,

                           1997               1996               1995               1994               1993

                     Amount    Percent  Amount    Percent  Amount    Percent  Amount    Percent  Amount    Percent

                                                        (Dollars in Thousands)


Real Estate Loans
One- to
  four-family        $102,232   80.69%  $100,383   80.34%  $ 95,588   79.04%  $ 96,570   79.37%  $ 98,173   80.74%
Multi-family and
  commercial            4,691    3.70      5,115    4.09      5,132    4.24      5,606    4.61      3,628    2.98
Construction            1,306    1.03        423    0.34        230    0.19        743    0.61      1,776    1.46

    Total real
      estate loans    108,229   85.42    105,921   84.77    100,950   83.47    102,919   84.59    103,577   85.18

Consumer Loans
Automobile              6,655    5.25      7,029    5.63      6,652    5.50      5,220    4.29      3,849    3.17
Home equity             3,709    2.93      4,368    3.50      5,393    4.46      6,021    4.95      6,616    5.44
Other secured           3,385    2.67      2,965    2.37      2,970    2.46      2,680    2.20      2,591    2.13
Student                 2,658    2.10      2,450    1.96      2,373    1.96      2,195    1.80      1,941    1.60
Other unsecured         1,379    1.09      1,430    1.15      1,415    1.17      1,078    0.89        794    0.65
Mobile home               687    0.54        782    0.62      1,185    0.98      1,562    1.28      2,223    1.83

    Total consumer
      loans            18,473   14.58     19,024   15.23     19,988   16.53     18,756   15.41     18,014   14.82

    Total loans       126,702  100.00%   124,945  100.00%   120,938  100.00%   121,675  100.00%   121,591  100.00%

Less
Deferred fees             476                579                624                696                712
Allowance for
  loan losses           1,889              1,833              1,950              1,746              1,294

Total loans
  receivable,
  net                $124,337           $122,533           $118,364           $119,233           $119,585


The following table presents the composition of the Bank's loan portfolios by fixed- and adjustable-rate at the dates indicated.



                                                             September 30,

                           1997               1996               1995               1994               1993

                     Amount    Percent  Amount    Percent  Amount    Percent  Amount    Percent  Amount    Percent

                                                        (Dollars in Thousands)


Fixed-Rate Loans
Real estate:
  One- to
    four-family      $ 67,782   53.50%  $ 63,491   50.81%  $ 53,993   44.65%  $ 51,163   42.05%  $ 45,746   37.62%
  Multi-family and
    commercial          1,850    1.46      2,142    1.71      1,743    1.44      2,295    1.88      1,501    1.23
  Construction          1,306    1.03        423    0.34        230    0.19        743    0.61      1,776    1.46

      Total real
        estate
        loans          70,938   55.99     66,056   52.86     55,966   46.28     54,201   44.54     49,023   40.31

Consumer               14,701   11.60     14,656   11.73     14,595   12.06     12,735   10.47     11,398    9.38

      Total
        fixed-rate
        loans          85,639   67.59     80,712   64.59     70,561   58.34     66,936   55.01     60,421   49.69

Adjustable-Rate
  Loans
Real estate:
  One- to
    four-family        34,450   27.19     36,892   29.53     41,595   34.40     45,407   37.32     52,427   43.12
  Multi-family and
    commercial          2,904    2.29      2,973    2.38      3,389    2.80      3,311    2.72      2,127    1.75

      Total real
        estate
        loans          37,354   29.48     39,865   31.91     44,984   37.20     48,718   40.04     54,554   44.87

Consumer<F1>            3,709    2.93      4,368    3.50      5,393    4.46      6,021    4.95      6,616    5.44

      Total
        adjustable-
        rate loans     41,063   32.41     44,233   35.41     50,377   41.66     54,739   44.99     61,170   50.31

      Total loans     126,702  100.00%   124,945  100.00%   120,938  100.00%   121,675  100.00%   121,591  100.00%

Less
Deferred fees             476                579                624                696                712
Allowance for
  loan losses           1,889              1,833              1,950              1,746              1,294

      Total loans
        receivable,
        net          $124,337           $122,533           $118,364           $119,233           $119,585


<F1>Consists entirely of advances on home equity lines of credit.


The following table sets forth the contractual maturities of the Bank's loan portfolio at September 30, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the final loan payment is due without regard to rate adjustments. The table does not reflect the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses.



                                                   Due During Years Ending September 30,

                                 1998<F1>              1999                  2000               2001-2002
                                    Weighted              Weighted              Weighted              Weighted
                                    Average               Average               Average               Average
                          Amount    Rate        Amount    Rate        Amount    Rate        Amount    Rate
                                                        (Dollars in Thousands)
Real Estate

One- to
  Four-Family             $ 5,985   7.82%       $ 6,162   7.76%       $6,512    7.76%       $13,880    7.77%
Multi-family and
  Commercial                  583   9.25          2,031   8.57           174    9.17            977    9.30
Construction                1,306   7.99              0     --            --      --             --      --

Consumer
Consumer                    5,045   8.80          3,662   8.20         2,518    7.23          2,129   13.17
    Total Loans           $12,919   8.29%       $11,855   8.03        $9,204    7.64        $16,986    8.54

                                                                         2013 and
                             2003-2007             2008-2012             following               Total
                                    Weighted              Weighted              Weighted               Weighted
                                    Average               Average               Average                Average
                          Amount    Rate        Amount    Rate        Amount    Rate        Amount     Rate
                                                   (Dollars in Thousands)

Real Estate

One- to
  Four-Family             $35,151    7.72%      $20,856   7.74%       $13,686   7.67%       $102,232   7.73%
Multi-family and
  Commercial                  491    8.77           289   9.16            146   8.42           4,691   8.88
Construction                   --      --            --     --             --     --           1,306   7.99

Consumer
Consumer                    1,392   10.02         2,205   8.70          1,522   8.49          18,473   9.03
    Total Loans           $37,034    7.82       $23,350   7.86        $15,354   7.76        $126,702   7.97


<F1>    Includes demand loans, loans having no stated maturity and overdraft loans.


One- to Four-Family Residential Real Estate Lending

The Bank's residential mortgage loans consist of loans to purchase or refinance one- to four-family, owner-occupied residences and, to a lesser extent, secondary residences. At September 30, 1997, $102.2 million, or 80.7% of the Bank's gross loans, consisted of one- to four-family residential mortgage loans. Approximately 66.3% of the Bank's one-to four-family residential mortgage loans provide for fixed rates of interest. The Bank's one- to four-family mortgage loans typically provide for repayment of principal over a period not to exceed 25 years. The Bank's one- to four-family residential mortgage loans are priced competitively with the market. Accordingly, the Bank attempts to distinguish itself from its competitors based on quality of service.

The Bank underwrites its one- to four-family residential mortgage loans using Federal National Mortgage Association ("FNMA") secondary market standards. The Bank holds in its portfolio all one- to four-family residential mortgage loans it originates. While the Bank currently does not sell loans, and presently has no intention to do so, management may consider selling loans in the future depending on market conditions and the asset/liability management of the Bank. In underwriting one- to four-family residential mortgage loans, the Bank evaluates both the borrower's credit history and ability to make monthly payments, and the value of the property securing the loan. Properties securing
ARM and all fixed-rate loans are appraised by independent fee appraisers approved by the Board of Directors. The Bank requires borrowers to obtain title insurance and hazard insurance (including flood insurance, where appropriate) naming the Bank as lienholder in an amount not less than the amount of the loan, or the maximum insurable value of the property.

The Bank currently offers residential ARM loans with interest rates that adjust either annually, or every three years with adjustments based on the change in the comparable Treasury index. ARM loans originated prior to 1990 were adjusted based upon a Federal Home Loan Bank Board index, which has been converted to a Federal Housing Finance Board index. One year ARM loans provide for a 1.5% periodic cap and three year ARM loans provide for a 2.0% periodic cap and both have lifetime caps of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Borrowers of residential ARM loans are generally qualified at the maximum increase in rate which could occur at the first adjustment period, which may be lower than the fully indexed rate. The Bank's residential ARM loans are not convertible into fixed-rate loans. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. As of September 30, 1997, however, the Bank had not experienced default rates on these loans materially higher than on similar fixed rate loans.

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

The Bank also offers construction loans to individuals for the construction of their residences. The Bank has occasionally made loans to builders for the construction of homes including a limited amount of housing construction loans to builders where the home has not been pre-sold. Generally, no construction loan is approved unless there is evidence of a commitment for permanent financing upon completion of the residence, whether through the Bank or another financial institution. Construction loans generally require construction stage inspections before funds may be released to the borrower. At September 30, 1997, the Bank's construction loan portfolio totaled $1,306,000, or 1.0% of its gross loan portfolio. Although no construction loans were classified as non-performing as of September 30, 1997, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if construction is not completed and the borrower defaults, the Bank may have to hire another contractor to complete the project at a higher cost, or completion could be delayed.

Multi-Family and Commercial Real Estate Lending

The Company has engaged in multi-family and commercial real estate lending secured primarily by small offices, retail establishments and apartment buildings located in the Bank's primary market area. At September 30, 1997, the Company had multi-family and commercial real estate loans totaling $4.7 million, which represented 3.7% of the Bank's gross loan portfolio. Included in commercial real estate loans is a $1.8 million loan secured by a motel located in Albany County, New York. See "Asset Quality--Other Loans of Concern."

Multi-family and commercial real estate loans originated by the Bank generally have a variety of rate adjustment features and other terms. The Bank's multi-family and commercial real estate loans typically are for amounts less than $250,000, and generally do not exceed 70% of the appraised value of the property securing the loan. The term of such loans does not generally exceed 20 years. The Bank analyzes the financial condition of the borrower, the borrower's credit history, the sufficiency and reliability of the net income generated by the property securing the loan and the value of the property itself. The Bank generally requires personal guarantees of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent fee appraisers approved by the Board of Directors. See "--Loan Originations."

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

Consumer Lending

The Bank currently originates substantially all of its consumer loans in its primary market area. Management believes that offering consumer loan products helps expand the Bank's customer base and creates stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity or adjustable rates and may carry higher rates of interest than do residential mortgage loans, they can be useful asset/liability and interest rate spread management tools. The Bank originates consumer loans on a direct basis, in which the Bank extends credit directly to the borrower. At September 30, 1997, the Bank's consumer loan portfolio totaled $18.5 million, or 14.6% of the gross loan portfolio. Of consumer loans at September
30, 1997, 79.6% were fixed-rate loans and 20.4% were adjustable-rate loans. At that date, all of the Bank's adjustable-rate consumer loans were advances on home equity lines of credit.

The Bank offers consumer loans for a variety of purposes. Consumer loan terms vary according to the type and value of collateral, contractual maturity and creditworthiness of the borrower. Terms to maturity range up to 15 years with respect to home equity lines of credit and 6 years with respect to all other types of consumer loans. Unsecured consumer lines of credit are extended to borrowers through their checking account maintained at the Bank. These credit lines currently bear interest at 18.0% and are generally limited to $50,000.

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

At September 30, 1997, automobile loans, the largest component of the Bank's consumer loan portfolio, totalled $6.7 million, or 36.0% of the Bank's total consumer loan portfolio and 5.3% of the Bank's gross loan portfolio. The Bank originates loans to purchase both new and used automobiles at fixed rates of interest and terms of up to six years. The Bank's maximum loan-to-value ratio on new automobile loans is 100% of the borrower's cost, which includes such items as dealer options.

Advances on home equity lines of credit represent the second largest component of the Bank's consumer loan portfolio. The Bank's home equity lines of credit are secured by a lien on the borrower's residence and are generally originated in amounts which, together with all prior liens on such residence, do not exceed 70.0% of the appraised value of the property securing the loan. The interest rates for home equity lines of credit float at a stated margin over the prime rate. Home equity lines of credit generally require interest only payments on the outstanding balance for the first five years of the loan, after which the outstanding balance may be converted into a fully amortizing, adjustable-rate loan with a term not in excess of 15 years. As of September 30, 1997, the Bank had $3.7 million in outstanding advances on home equity lines of credit, with an additional $1.6 million of unused home equity lines of credit.

Consumer loans may entail greater credit risk than do residential first mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of high initial loan-to-value ratios, repossession, rehabilitation and carrying costs, and the greater likelihood of damage, loss or depreciation of the underlying collateral. Home equity line of credit loans are generally secured by subordinate mortgages which present greater risks than first mortgage liens. At September 30, 1997, $137,000, or .74% of the Bank's consumer loan portfolio was non-performing. There can be no assurances that additional delinquencies will not occur in the future.

Commercial Business Lending

Federal regulations authorize federally-chartered savings banks, such as the Bank, to make non-real estate secured or unsecured loans for commercial, corporate, business and agricultural purposes, up to a maximum of 10% of total assets. The Bank engages in such commercial business lending only to a very limited extent and primarily through the New York Business Development Corporation (the "NYBDC"), a privately owned corporation which provides loans, management assistance, counseling and a variety of other financial programs to small and medium sized businesses located in New York. Loans made through the NYBDC may be to businesses located within or outside the Bank's primary market area. The Bank is one of 119 participating commercial and savings banks. At September 30, 1997, the Bank had approximately $63,000 in commercial business loans outstanding, representing an insignificant part of its loan portfolio, with an additional $109,000 committed for loans through NYBDC. At September 30, 1997, all of the Bank's commercial business loans were performing in accordance with their terms.

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

During the year ended September 30, 1997, the Bank originated $21.3 million of loans, compared to $26.8 million and $16.7 million in fiscal 1996 and 1995, respectively. Management attributes the decline in originations during fiscal 1997 due to the increase in federal funds rate in March 1997, which slowed down originations from a favorable refinancing market in fiscal 1996. Management attributes the increase in originations during 1996 to the low interest rate environment after the Federal Reserve lowered the discount rate in January 1996, which caused many individuals to refinance their loans. Similarly, management attributes the decrease in or the "leveling off" of loan originations for the year ended September 30, 1995 to the sharp decline in refinancing as a result of a generally rising interest rate environment since mid-1994 and local market conditions.

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



                                                                    Year Ended September 30,
                                                             1997           1996           1995
                                                                         (In Thousands)
Originations by Type
One- to four-family and construction                         $ 12,588       $ 19,760       $  9,114
Multi-family and commercial                                       110            150             --
Consumer                                                        8,584          6,938          7,584

  Total loans originated                                       21,282         26,848         16,698

Purchases
  Total                                                            --             --             --

Sales
  Total                                                            --             --             --

Repayments
Principal repayments                                          (18,705)       (22,312)       (17,098)
Increase (decrease) in other items, net                          (820)          (529)          (337)
  Net increase (decrease)                                    $  1,757       $  4,007       $   (737)


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

With respect to consumer loans, when a borrower fails to make a required payment, the Bank initiates collection procedures by mailing a delinquency notice after the account is 10-15 days delinquent, and again at 20 days delinquent. At 25 days delinquent, the Bank attempts to contact the customer by telephone to investigate the delinquency. At 30 days delinquent, a personal letter is sent to the customer requesting him or her to make arrangements to bring the loan current. At 40 days delinquent, the Bank again attempts to contact the customer by telephone to secure payment. If the delinquency is not cured by the 60th day, the Bank refers the loan to its attorney, who sends another personal letter notifying the customer that no further payments will be accepted by the Bank absent a meeting between the customer and a Bank loan officer. If no satisfactory arrangements have been made by the last business day of the third month, repossession of collateral, if possible, is undertaken and, if necessary, legal proceedings are commenced to collect the loan.

The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 1997.



                                     Loans Delinquent For
                                  60-89 Days                   90 Days and Over               Total Delinquent Loans
                                              Percent                         Percent                             Percent
                                              of Loan                         of Loan                             of Loan
                          Number    Amount    Category    Number    Amount    Category    Number     Amount       Category
                                                        (Dollars in Thousands)

One- to four-family
  real estate              6        $235      .23%        11        $780      .76%        17         $1,015       .99%
Multi-family and
  commercial real estate  --          --       --         --          --       --         --             --        --
Consumer                  15         146      .79         18         137      .74         33            283      1.53

    Total                 21        $381      .30         29        $917      .72         50         $1,298      1.02


Non-Performing Assets. The table below sets forth the amounts and categories of the Bank's non-performing assets. Loans are placed on non-accrual status when the loan is more than 90 days delinquent (except for student, FHA insured and VA guaranteed loans) or when the collection of principal and/or interest in full becomes doubtful. When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and subsequent cash receipts generally are applied to reduce the unpaid principal balance. Foreclosed assets include assets acquired in settlement of loans.



                                                                       September 30,
                                                    1997       1996       1995       1994       1993
                                                             (Dollars in Thousands)

Non-Performing Loans
One- to four-family real estate                     $  780     $1,008     $  784     $  650     $  409
Multi-family and commercial real estate                 --         78         --         --         --
Consumer                                               137        283        251         --         15
  Total                                                917      1,369      1,035        650        424

Troubled Debt Restructured Loans
Multi-family and commercial real estate                 --         --         --         --      1,427
  Total                                                 --         --         --         --      1,427

Foreclosed Assets, Net
One- to four-family real estate                        225        334        326        220         56
Multi-family and commercial real estate                 23         23        158        158         --

  Total                                                248        357        484        378         56

Total non-performing assets                         $1,165     $1,726     $1,519     $1,028     $1,907

Total as a percentage of total assets                  .40%       .61%       .66%       .45%       .84%


For the year ended September 30, 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $50,000.

Non-Accruing Assets. At September 30, 1997, the Bank had $780,000 in non-accruing loans, which constituted .62% of the Bank's gross loan portfolio. At September 30, 1997, the Bank's non-accruing loans consisted of 11 one- to four-family residential mortgage loans.

Foreclosed Assets. As of September 30, 1997, the Bank had $248,000 in carrying value of foreclosed assets consisting of six one- to four-family properties aggregating $225,000 and one commercial real estate property aggregating $23,000.

Other Loans of Concern. As of September 30, 1997, there were $2.0 million of other loans (consisting of a restaurant/personal residence aggregating $198,000, and one commercial real estate loan totalling $1.8 million) not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

The largest other loan of concern is a commercial real estate loan secured by a motel located in Albany County, New York. The Bank originated the loan in July 1984 in the amount of $147,000 secured by a 50 room motel. The property was appraised at that time for $1.4 million. In
1986, the Bank made an additional loan of $845,000 to finance motel renovations. The current borrower assumed the loan in October 1987.
The Bank made two additional loans totaling $130,000 to the borrower for the purchase of adjacent land and additional renovations. After delinquencies due to problems with motel operations, the Bank in May
1993 consolidated the outstanding loans by extending the loan term, obtaining additional collateral and lending an additional $400,000 for renovations. The modified terms included an effective interest rate consistent with the market at the time of the modification. Total loans outstanding in May 1993 were approximately $1.5 million. In
October 1993, the Bank advanced an additional $400,000 for further renovations necessary to allow the motel to become a franchise of a major motel chain. In August 1994, the renovation of the motel was completed and the motel became a franchise of a major motel chain.
The loan has been amortizing based on a 25-year repayment term and a balloon payment is due at maturity in September 1998. The loan has been performing in accordance with its repayment terms since May 1993.
In August 1996, the motel business and property were appraised at approximately $3.4 million. At September 30, 1997, the outstanding balance on the loan was $1.8 million.

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

In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1997, the Bank had classified $1.0 million as substandard and none as doubtful or loss.

Allowance for Loan Losses. At September 30, 1997, the Bank had a total allowance for loan losses of $1.9 million, representing 206.0% of total non-performing loans. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

Real estate properties acquired through foreclosure are recorded at fair value, less estimated selling costs. If fair value, less selling costs, at the date of foreclosure is lower than the book balance of the related loan, the difference will be charged to the allowance for loan losses at the time of transfer. Valuations of the property are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

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

The following table sets forth an analysis of the Bank's allowance for loan losses.



                                                              Year Ended September 30,
                                                    1997      1996       1995       1994      1993
                                                               (Dollars in Thousands)

Balance at beginning of period                      $1,833    $1,950     $1,746     $1,294    $  857

Charge-Offs
One- to four-family real estate                       (162)     (237)       (12)        (3)       --
Multi-family and commercial real estate                (30)       --         --         --       (20)
Consumer                                               (90)      (86)       (50)       (29)      (45)
    Total charge-offs                                 (282)     (323)       (62)       (32)      (65)

Recoveries
One- to four-family real estate                          4        --          1         14        10
Consumer                                                34        11         10          5        22

    Total recoveries                                    38        11         11         19        32

Net charge-offs                                       (244)     (312)       (51)       (13)      (33)
Additions charged to operations                        300       195        255        465       470

Balance at end of period                            $1,889    $1,833     $1,950     $1,746    $1,294

Ratio of net charge-offs during the period to
  average loans outstanding during the period          .19%      .26%       .04%       .02%      .03%

Ratio of net charge-offs during the period to
  average non-performing assets                      17.73%    18.60%      4.46%      1.01%     1.83%


The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                           September 30,


                                   1997                                 1996                                1995
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

                                                         (Dollars in Thousands)
One- to
  four-family
  real estate        $  573        $102,232      80.69%    $  496        $100,383     80.34%    $  737        $ 95,588     79.04%
Multi-family
  and commercial
  real estate           470           4,691       3.70        528           5,115      4.09        443           5,132      4.24
Construction             --           1,306       1.03         --             423      0.34         --             230      0.19
Consumer                288          18,473      14.58        250          19,024     15.23        220          19,988     16.53
Unallocated             558              --         --        559              --        --        550              --        --

    Total            $1,889        $126,702     100.00%    $1,833        $124,945    100.00%    $1,950        $120,938    100.00%


                                           1994                                         1993

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

                                                         (Dollars in Thousands)
One- to
  four-family
  real estate              $  670          $ 96,570       79.37%       $  505           $ 98,173         80.74%
Multi-family
  and commercial
  real estate                 419             5,606        4.61           317              3,628          2.98
Construction                   --               743        0.61            19              1,776          1.46
Consumer                      134            18,756       15.41            83             18,014         14.82
Unallocated                   523                --          --           370                 --            --
    Total                  $1,746          $121,675      100.00%       $1,294           $121,591        100.00


Investment Activities

General. The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. For September 1997, the Bank's average regulatory liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 20.1%.

Securities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions also may invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. At September 30, 1997, the Company's securities excluding mortgage-backed securities and FHLB stock, totaled $70.8 million, or 24.4% of total assets, $62.7 million of which are classified as "available for sale" and the balance of $8.1 million as "held to maturity."

Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company's asset/liability management policies. Prior to the Company's initial public offering and the Bank's conversion to a stock form institution, the Bank's investment strategy had been directed toward high-quality assets (primarily U.S. Government securities and federal agency obligations and high grade corporate debt securities) with short and intermediate terms (five years or less) to maturity. After the conversion, the Company has extended its portfolio life by purchasing longer term securities principally with ten year maturities to decrease its asset sensitivity and increase interest income. Corporate debt securities generally are considered of higher risk than U.S. Government securities and federal agency obligations. At September 30, 1997, the weighted average term to maturity or repricing of the security portfolio, excluding other marketable equity securities, was 5.80 years. See Note 4 of the Notes to Consolidated Financial Statements for information regarding the maturities of the Company's securities available for sale portfolio and Note 5 for information on the Company's securities held to maturity portfolio.

Mortgage-Backed Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed securities. All of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency. At September 30, 1997, the Company had $83.9 million in mortgage-backed securities, or 29.0% of total assets, the majority of which, are classified as available for sale.
See Note 4 of the Notes to Consolidated Financial Statements for information regarding the maturities of the Company's mortgage-backed securities portfolio.

The following table sets forth the composition of the Company's securities, mortgage-backed securities and other interest-earning assets at the dates indicated.

                                                                              September 30,

                                                      1997                        1996                       1995

                                             Amortized        % of         Amortized      % of         Amortized        % of
                                             Cost             Total        Cost           Total        Cost             Total

                                                                          (Dollars in Thousands)
Securities

U.S. government securities                   $12,906           18.24%      $19,829         24.52%      $24,035          44.97%
Corporate bonds                                6,042            8.54         9,999         12.34        16,152          30.22
Federal agency obligations                    48,927           69.15        50,978         62.89        13,053          24.43
Municipal bonds                                  194            0.28           206          0.25           203           0.38
Other                                          2,682            3.79             3            --            --            --

    Total securities                         $70,751          100.00%      $81,015        100.00%      $53,443        100.00%

Average remaining contractual life
  of securities                                    5.80 years                   3.83 years                  1.98 years

Federal Home Loan Bank of New York
  stock, required by law                     $ 1,762          100.00%      $ 1,159        100.00%           --            --

Other Interest-Earning Assets
Federal funds sold                                --              --       $35,600        100.00%      $34,700        100.00%

Mortgage-Backed Securities
GNMA                                         $41,450           49.41%      $17,169         48.71%      $13,550         99.29%
FNMA                                          29,920           35.67        13,971         39.63            --            --
FHLMC                                         12,416           14.80         4,011         11.38            46          0.34
Other                                             97            0.12            98          0.28            51          0.37

    Total mortgage-backed
      securities                             $83,883          100.00%      $35,249        100.00%      $13,647        100.00%


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

                                                                   September 30, 1997
                                     Less Than        1 to 5        5 to 10        Over 10
                                     1 Year           Years         Years          Years        Total Securities

                                     Amortized        Amortized     Amortized      Amortized    Amortized      Fair
                                     Cost             Cost          Cost           Cost         Cost           Value

                                                                    (Dollars in Thousands)
U.S. government securities
  and federal agency obligations     $12,992          $15,971       $32,870        $   --       $61,833        $62,247
Corporate bonds and other              2,000            1,000         2,937         2,981         8,918          9,088

    Total investment securities      $14,992          $16,971       $35,807        $2,981       $70,751        $71,335

Weighted average yield                  5.80%            6.41%         7.39%         6.14%         6.76%


The Company's securities portfolio at September 30, 1997, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies.

The following table sets forth the final contractual maturities of the Bank's mortgage-backed securities at September 30, 1997.

                                                                                          September 30,
                                               Due in                                     1998
                                                                                          Amorized
                  3 Years        3 to 5        5 to 10        10 to 20        Over 20     Cost
                  or Less        Years         Years          Years           Years
                                                  (In Thousands)

GNMA              $   --         $17           $  213         $  4,866        $36,354     $41,450
FNMA               6,054          --            1,716            6,040         16,110      29,920
FHLMC                 --          --               30            8,452          3,934      12,416
Other                 --          --               --               --             97          97

    Total         $6,054         $17           $1,959          $19,358        $56,495     $83,883


Sources of Funds

General. The Bank's primary sources of funds are deposits, amortization and prepayment of loan principal, maturities of investment securities, short-term investments, and funds provided from operations.

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

The following table sets forth the deposit flows at the Bank during the periods indicated.

                                                      Year Ended September 30,

                                            1997               1996                  1995

                                                        (Dollars in Thousands)
Opening balance                             $196,753           $197,230              $200,825
Deposits                                     254,977            235,800               235,872
Withdrawals                                  259,424            244,962               247,438
Interest credited                              8,606              8,685                 7,971

Ending balance                              $200,912           $196,753              $197,230

Net increase (decrease)                     $  4,159           $   (477)             $ (3,595)

Percent increase (decrease)                     2.11%              (.24)%               (1.79)%


The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                Year Ended September 30,
                                           1997                           1996                         1995
                                                Percent                        Percent                        Percent
                                  Amount        of Total        Amount         of Total       Amount          of Total
Non-Certificate Deposits<F1>
Statement savings accounts 3.50%  $  8,388        4.17%         $  7,881         4.01%        $  7,019          3.56%
Demand accounts                      4,370        2.18             3,714         1.89            4,008          2.03
Passbook savings accounts 3.50%     71,060       35.37            75,477        38.36           78,292         39.70
NOW accounts 2.50%                  10,438        5.20             9,070         4.61            7,799          3.96
Money market accounts 3.20%          7,115        3.54             7,752         3.94            8,589          4.35
  Total non-certificates           101,371       50.46           103,894        52.81          105,707         53.60

Certificates of Deposit
2.00-3.99%                              20        0.01                30         0.01              776          0.39
4.00-5.99%                          88,415       44.00            75,293        38.27           55,435         28.10
6.00-7.99%                          11,106        5.53            17,536         8.91           34,546         17.52
8.00-9.99%                              --          --                --           --              766          0.39

  Total certificates                99,541       49.54            92,859        47.19           91,523         46.40

  Total deposits                  $200,912      100.00%         $196,753       100.00%        $197,230        100.00%

<F1>Interest rates shown are as of September 30, 1997.



The following table shows rate and maturity information for the Bank's certificates of deposit as of September 30, 1997.

                                                 2.00-      4.00-      6.00-                    Percent
                                                 3.99%      5.99%      7.99%      Total         of Total
                                     (Dollars in Thousands)

Certificate Accounts Maturing in Quarter Ending
December 31, 1997                                $  --      $18,296    $ 2,620    $20,916        21.01%
March 31, 1998                                      --       18,235      3,028     21,263        21.36
June 30, 1998                                       --        8,770      3,312     12,082        12.14
September 30, 1998                                  20        7,210      1,718      8,948         8.99
December 31, 1998                                   --       15,969         --     15,969        16.04
March 31, 1999                                      --        2,798         34      2,832         2.85
June 30, 1999                                       --        3,534         --      3,534         3.55
September 30, 1999                                  --        2,283         --      2,283         2.29
December 31, 1999                                   --        1,946         --      1,946         1.95
March 31, 2000                                      --        2,894         --      2,894         2.91
June 30, 2000                                       --        2,572         52      2,624         2.64
September 30, 2000                                  --        1,018         --      1,018         1.02
Thereafter                                          --        2,890        342      3,232         3.25

  Total                                          $  20      $88,415    $11,106    $99,541       100.00%

  Percent of total                                 .02%       88.82%     11.16%


The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of September 30, 1997.

                                                                           Maturity
                                                                     Over         Over        Over
                                                      3 Months       3 to 6       6 to 12     12
                                                      or Less        Months       Months      Months      Total
                                                                         (Dollars in Thousands)
Certificates of deposit less than $100,000            $ 19,282       $19,450      $19,580     $32,988     $91,300
Certificates of deposit of $100,000 or more              1,634         1,813        1,450       3,344       8,241

  Total certificates of deposit                       $ 20,916       $21,263      $21,030     $36,332     $99,541

Borrowings. Although deposits are the Bank's primary source of funds, the Bank may utilize borrowings as a funding source. As a member of the FHLBNY, the Bank has access to overnight funds of approximately $13.1 million, along with an additional line of $13.1 million for one month advances.

At September 30, 1997, the Bank had borrowings of $11.4 million under its overnight line. The Bank had no borrowings prior to March 1997.

Subsidiary and Other Activities

As a federally chartered savings association, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $5.7 million at September 30, 1997, in the stock of, or loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. Federal associations also are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.
As of September 30, 1997, the Bank had no subsidiaries.

The Company, as a unitary savings and loan holding company, is generally permitted under federal law to engage, through non-banking subsidiaries, in whatever business activities it may choose to pursue. The Company currently has no such subsidiaries.

Competition

The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Company's primary market area. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

The Bank attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from mutual funds and other savings institutions, commercial banks and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available at three of the Bank's offices.
At September 30, 1997, the Bank held approximately 30% of total financial institution deposits and 58% of total thrift deposits in Greene County, New York, and approximately .09% of total financial institution deposits in Albany County, New York.

Employees

At September 30, 1997, the Company had a total of 66 employees, including four part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.



ITEM 2. PROPERTIES

The Bank conducts its business at its main office and three other banking offices in its primary market area. The Company does not own or lease any other premises and operates from the Bank's main office. The following table sets forth information relating to each of the Bank's offices as of September 30, 1997. The Bank also owns a parking lot located at 313-317 Main Street, Catskill, New York, which is used to service the main office. The net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 1997 was $2.4 million. See Note 8 of Notes to Consolidated Financial Statements.
The Bank believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company, subject to possible future expansion.

                                                 Total
                                                 Owned               Approximate
                             Date                or                  Square              Net Book
Location                     Acquired            Leased              Footage             Value
Main Office
341 Main Street
Catskill, New York           Prior to 1950       Owned               11,750             $  535,282

Branch Offices
Route 9-W
Ravena, New York                      1972       Owned                2,822                202,519

Route 9-W
Corner Boulevard Avenue
Catskill, New York                    1978       Owned                2,900                668,285

Route 296(F1)
Windham, New York                     1996       Owned                3,620                605,781
                                                                                        $2,011,867

<F1>Branch opened December 1996.


The Bank maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at September 30, 1997 was $128,000.

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

The Bank established a $660,000 reserve with respect to its Nationar claims and charged off its $40,000 debenture and its $7,200 in capital stock during fiscal 1995. In fiscal 1996, the Bank received payment of $3.1 million of its claims against Nationar, and received the remaining $.2 million in fiscal 1997. Therefore, $560,000 and $100,000 of the reserve established in 1995 was recovered and recorded as income in 1996 and 1997, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1997, there were no matters submitted to a vote of shareholders of Catskill Financial Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The following information included in the Annual Report to Shareholders for the fiscal year ended September 30, 1997, (the "Annual Report"), is incorporated herein by reference: "SHAREHOLDER INFORMATION", which appears on page 52 of the Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

The following information included in the Annual Report is incorporated herein by reference: "SELECTED CONSOLIDATED FINANCIAL INFORMATION" which appears on page 2 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", which appears on pages 4 through 22 of the Annual Report

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Asset/Liability Management", which appears on pages 7 through 10 of the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information included in the Annual Report is incorporated herein by reference: The consolidated statements of financial condition of Catskill Financial Corporation and Subsidiary as of September 30,
1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997, together with the related notes and the independent auditors' report thereon, all of which appears on pages 23 through 51 of the Annual Report and "SUMMARY OF UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL INFORMATION" which appears on page 3 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information included in the Proxy Statement is incorporated herein by reference: "ELECTION OF DIRECTORS", and "INFORMATION CONCERNING THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS", which appears on pages 3 through 5 of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information included on pages 6 through 10 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information included in the Proxy Statement is incorporated herein by reference: "VOTING SECURITIES AND CERTAIN HOLDERS THEREOF", which appears on pages 5 and 6 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included on page 11 of the Proxy Statement is incorporated herein by reference: "INFORMATION CONCERNING THE BOARD OF DIRECTORS
AND EXECUTIVE OFFICERS--Transactions With Directors and Officers."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a) Listed below are all financial statements and exhibits filed as part of this report:

(1) The consolidated statements of financial condition of Catskill Financial Corporation and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997, together with the related notes and the independent auditors' report thereon, appearing in the Annual Report on pages 23 through 51 are incorporated herein by reference.

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

      3.2                                   By laws of Catskill Financial Corporation (incorporated
                                            by reference to Exhibit 3.2 to Form S-1

      4                                     Specimen Stock Certificate (incorporated by reference
                                            to Exhibit 4 to Form S-1.)

      10.1                                  Catskill Financial Corporation 1996 Stock Option
                                            and Incentive Compensation Plan (incorporated by
                                            reference to Proxy Statement for Special Meeting of
                                            Stockholders of Catskill Financial Corporation held
                                            on October 24, 1996.)

      10.2                                  Employment agreement dated April 1, 1996, by and
                                            between Catskill Savings Bank and Wilbur J. Cross.
                                            (incorporated by reference to Exhibit 10.3 to Form 10K
                                            for the fiscal year ended September 30, 1996.)

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

      10.7                                  Trustees Deferred Compensation Plan of Catskill
                                            Savings Bank (incorporated by reference to
                                            Exhibit 10.7 to Form S-1.

      11                                    Computation of Net Income per Common Share

      13                                    1997 Annual Report to security holders

      21                                    Subsidiaries of the registrant

      23                                    Consent of KPMG Peat Marwick LLP

      27                                    Financial Data Schedule (included only
                                            with EDGAR filing)


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATSKILL FINANCIAL CORPORATION

(Registrant)

By:

Wilbur J. Cross

Director & Chairman of the Board,

President & Chief Executive Officer

Date: December 22, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                                        Date
Wilbur J. Cross                        Director & Chairman of the Board,
                                       President and Chief
                                       Executive Officer                            December 22, 1997

David J. DeLuca                        Chief Financial Officer
                                       (Principal Financial Officer &
                                       Principal Accounting Officer)                December 22, 1997

George P. Jones                        Director                                     December 22, 1997

Richard A. Marshall                    Director                                     December 22, 1997

Allan D. Oren                          Director                                     December 22, 1997

Hugh J. Quigley                        Director                                     December 22, 1997

Edward P. Stiefel, Esq.                Director                                     December 22, 1997