Form 10-Q
period 1997-12-31
CATSKILL FINANCIAL CORP
filed 1998-02-17
CIK 1005512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                                  (518)943-3600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.                YES [X[ NO [ ]

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

           COMMON SHARES, $.01 PAR VALUE                  4,775,732
           -----------------------------                ---------------
                  (TITLE OF CLASS)             (OUTSTANDING AT JANUARY 31, 1998)

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                DECEMBER 31, 1997

INDEX

PART I    FINANCIAL INFORMATION                                                          PAGE

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
          December 31, 1997 (Unaudited) and September 30, 1997..........................   1

          Consolidated Statements of Income for the three months ended
          December 31, 1997 and 1996 (Unaudited)........................................   2

          Consolidated Statements of Changes in Shareholders' Equity
          for the three months ended December 31, 1997 and 1996 (Unaudited).............   3

          Consolidated Statements of Cash Flows for the three months ended December 31,
          1997 and 1996 (Unaudited).....................................................   4

          Notes to Unaudited Consolidated Interim Financial Statements..................   5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................   7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................  18

Item 6.   Exhibits and Reports on Form 8-K..............................................  18


          Signatures....................................................................  19


                         CATSKILL FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                           Assets                     December 31, 1997   September 30, 1997
                           ------                     -----------------   ------------------
                                                        (Unaudited)

Cash and due from banks                                  $   3,896             $   2,274
Federal funds sold                                              --                    --
                                                         ---------             ---------
          Cash and cash equivalents                          3,896                 2,274
Securities available for sale, at fair value               153,535               148,114
Investment securities, at amortized cost:
     (Estimated fair value of $5,114 at December 31,
        1997, and $8,112 at September 30, 1997)              5,068                 8,055

Investment required by law, stock in Federal Home
     Loan Bank of NY, at cost                                1,762                 1,762
Loans receivable, net                                      125,095               124,337
Accrued interest receivable                                  2,484                 2,303
Premises and equipment, net                                  2,395                 2,367
Real estate owned, net                                         239                   248
Other assets                                                   182                   159
                                                         ---------             ---------
        Total Assets                                     $ 294,656             $ 289,619
                                                         =========             =========
        Liabilities and Shareholders' Equity
        ------------------------------------
Liabilities:
   Deposits:
     Non-interest bearing                                $   4,681             $   4,370
     Interest bearing                                      197,462               196,542
                                                         ---------             ---------
          Total Deposits                                   202,143               200,912
   Short-term borrowings                                    16,600                11,385
   Advance payments by borrowers for property
     taxes and insurance                                     2,126                   533
   Accrued interest payable                                     61                    59
   Official bank checks                                        933                 3,861
   Accrued expenses and other liabilities                    1,128                 1,092
                                                         ---------             ---------
          Total Liabilities                              $ 222,991             $ 217,842
                                                         ---------             ---------
Shareholders' Equity
   Preferred stock, $.01 par value; authorized
   5,000,000 shares
   Common stock, $.01 par value; authorized
   15,000,000 shares; 5,686,750 shares issued at
   December 31, 1997 and September 30, 1997                     57                    57
   Additional paid-in capital                               54,811                54,811
   Retained earnings, substantially restricted              35,492                34,915
   Common stock acquired by ESOP                            (4,209)               (4,209)
   Unearned management recognition plan                     (1,742)               (1,856)
   Treasury stock, at cost (911,018 shares at
     December 31, 1997, and 848,244 shares at
     September 30, 1997)                                   (13,957)              (12,862)
   Net unrealized gain (loss) on securities
    available for sale, net of taxes                         1,213                   921
                                                         ---------             ---------
          Total Shareholders' Equity                        71,665                71,777
                                                         ---------             ---------
          Total Liabilities and Shareholders' Equity     $ 294,656             $ 289,619
                                                         =========             =========

      See accompanying notes to unaudited consolidated interim financial statements.

                                       1

                              CATSKILL FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                        1997                       1996
                                                     -----------               -----------
                                                                    (Unaudited)
Interest and dividend income:
     Loans                                           $     2,551               $     2,543
     Securities available for sale                         2,559                     1,727
     Investment securities                                   121                       238
     Federal funds sold and other                              1                       450
     Stock in Federal Home Loan Bank of NY                    31                        19
                                                     -----------               -----------
          Total interest and dividend income               5,263                     4,977

Interest expense:
     Deposits                                              2,241                     2,136
     Short-term borrowings                                   184                        --
                                                     -----------               -----------
          Total interest expense                           2,425                     2,136
                                                     -----------               -----------
Net interest income                                        2,838                     2,841

Provision for loan losses                                     54                        75
                                                     -----------               -----------
     Net interest income after provision
        for loan losses                                    2,784                     2,766
                                                     -----------               -----------
Noninterest income:
     Recovery of Nationar loss contingency                    --                        84
     Service fees on deposit accounts                         68                        59
     Net securities gains                                     19                        --
     Other income                                             32                        34
                                                     -----------               -----------
          Total noninterest income                           119                       177
                                                     -----------               -----------
Noninterest expense:
     Salaries and employee benefits                          840                       664
     Advertising and business promotion                       50                        39
     Net occupancy on premises                                82                        70
     Federal deposit insurance premiums                        7                         1
     Postage and supplies                                     64                        46
     Outside data processing fees                             95                        89
     Equipment                                                40                        36
     Professional fees                                        37                        62
     Other real estate expenses, net                         (16)                        3
     Other                                                   149                       161
                                                     -----------               -----------
          Total noninterest expense                        1,348                     1,171
                                                     -----------               -----------
          Income before taxes                              1,555                     1,772
Income tax expense                                           597                       706
                                                     -----------               -----------
          Net income                                 $       958               $     1,066
                                                     ===========               ===========
Basic earnings per common share                      $       .23               $       .21
Diluted earnings per common share                    $       .22               $       .21

Weighted Average Common Shares-Basic                   4,250,413                 5,090,814

Weighted Average Common Shares-Diluted                 4,393,839                 5,110,362

      See accompanying notes to unaudited consolidated interim financial statements.


                                                   CATSKILL FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS) (UNAUDITED)

                                                    Retained     Common       Unearned                   Net Unrealized
                                      Additional    Earnings,     Stock      Management    Treasury        Gain (Loss)
                              Common   Paid-in    Substantially Acquired by  Recognition    Stock,        on Securities
                               Stock   Capital     Restricted     ESOP          Plan        at Cost     AFS, net of taxes    Total
                              ------  ----------  ------------- -----------  -----------   --------     -----------------    -----

Balance at September 30, 1997   $ 57    $54,811    $34,915       $(4,209)     $(1,856)      $(12,862)        $   921        $71,777

Net Income                                             958                                                                      958

Dividends paid on common stock                        (352)                                                                    (352)

Change in net unrealized
gain (loss) on securities AFS,
  net of taxes                                                                                                   292            292

Exercise of stock options
(4,401 shares issued, net)                             (29)                                       67                             38

Amortization of unearned
  MRP compensation                                                                114                                           114

Purchase of common stock
(67,175 shares)                                                                               (1,162)                        (1,162)
                                ----    -------    -------       --------     --------      ---------        -------        -------
Balance at December 31, 1997    $ 57    $54,811    $35,492       $(4,209)     $(1,742)      $(13,957)        $ 1,213        $71,665
                                ====    =======    =======       ========     ========      =========        =======        =======

Balance at September 30, 1996   $ 57    $54,864    $31,984       $(4,436)           --            --         $   (88)       $82,381

Net income                                           1,066                                                                    1,066

Grant of restricted shares
 under MRP (178,732 shares)                (167)                               (2,234)         2,401                             --

Purchase of common stock                                                                      (7,000)                        (7,000)
(504,000 shares)

Change in net unrealized
  gain (loss) on securities AFS,
  net of taxes                                                                                                   370            370
                                ----    -------    -------       --------     --------       --------        -------        -------
Balance at December 31, 1996    $ 57    $54,697    $33,050       $(4,436)     $(2,234)       $(4,599)        $   282        $76,817
                                ====    =======    =======       ========     ========       ========        =======        =======


                           See accompanying notes to unaudited consolidated interim financial statements.

                                                                  3


                         CATSKILL FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             Three Months Ended
                                                                                December 31,
                                                                             1997        1996
                                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           (Unaudited)
 Net Income                                                                $    958    $  1,066
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Depreciation                                                                   51          40
  Net amortization (accretion) on securities                                     (9)        (81)
  Provision for loan losses                                                      54          75
  MRP compensation expense                                                      114          80
  ESOP compensation expense                                                     100          75
  Recovery of Nationar loss contingency                                          --         (84)
  Loss (gains) on sale of other real estate owned                               (24)        (21)
  Gains on sales and calls of securities                                        (19)         --
  Increase in other assets                                                     (204)       (347)
  Collection of deposits held at Nationar                                        --         167
  Decrease in accrued expense and other liabilities                          (3,185)       (747)
                                                                           --------    --------
 Net cash provided (used) by operating activities                            (2,164)        223
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of investment securities                 3,010       7,000
Net increase in loans receivable                                               (895)     (1,593)
Capital expenditures, net                                                       (79)       (210)
Purchase of AFS securities                                                  (16,637)    (69,359)
Proceeds from sale of securities available for sale                           2,019          --
Proceeds from maturity/calls/paydown of AFS securities                        9,689      49,588
Proceeds from sale of other real estate owned                                   116         159
                                                                           --------    --------
Net cash provided (used) by investing activities                             (2,777)    (14,415)
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options                                      38          --
Net increase (decrease) in deposits                                           1,231      (2,489)
Net increase in advance payments by borrowers for
 property taxes and insurance                                                 1,593         264
Increase in short-term borrowings                                             5,215          --
Cash dividends on common stock                                                 (352)         --
Purchase of common stock for treasury                                        (1,162)     (7,000)
                                                                           --------    --------
Net cash provided (used) by financing activities                              6,563      (9,225)
                                                                           --------    --------
Net increase (decrease) in cash and cash equivalents                          1,622     (23,417)
Cash and cash equivalents at beginning of period                              2,274      39,712
                                                                           --------    --------
Cash and cash equivalents at end of period                                 $  3,896    $ 16,295
                                                                           ========    ========
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                $  2,423    $  2,135
   Taxes                                                                        521         375
Transfer of loans to other real estate owned                                     83         248
Change in net unrealized gain (loss) on AFS securities, net of change in
deferred tax liability of $195 and $247 respectively                            292         370


  See accompanying notes to unaudited consolidated interim financial statements

                         CATSKILL FINANCIAL CORPORATION
                         NOTES TO UNAUDITED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The unaudited consolidated interim financial statements include the accounts of Catskill Financial Corporation ("Company") and its wholly owned subsidiary, Catskill Savings Bank ("Bank"). All intercompany accounts and transactions have been eliminated in consolidation. Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. In management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in Catskill Financial's 1997 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 1998.

NOTE 2. EARNINGS PER SHARE

On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings per Share," (SFAS No. 128) which establishes standards for computing and presenting earnings per share. SFAS No. 128 supercedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and specifies additional disclosure requirements. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is considered outstanding common shares and included in the computation of basic earnings per share as of the date they are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's restricted stock and stock options. SFAS No. 128 requires restatement of all prior period earnings per share data presented. Unallocated ESOP shares are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations. The adoption of SFAS No. 128 did not have a material effect on the Company's financial position or results of operations.

The following sets forth certain information regarding the calculation of basic and diluted earnings per share (EPS) calculations for the periods indicated:


                                                       Three months ended December 31, 1997
                                                       ------------------------------------

                                                                      Weighted
                                                                       Average           Per-Share
                                                 Net Income            Shares              Amount
                                                 ----------           --------           ---------
                                                  (In thousands, except share and per share data)

Basic EPS                                        $     958           4,250,413            $   .23

Dilutive effect of potential common shares
     related to stock based compensation plans          --             143,426
                                                 ---------           ---------

Diluted EPS                                      $     958           4,393,839            $   .22
                                                 =========           =========

                                                       Three months ended December 31, 1996
                                                       ------------------------------------

                                                                      Weighted
                                                                       Average           Per-Share
                                                 Net Income            Shares              Amount
                                                 ----------           --------           ---------
                                                  (In thousands, except share and per share data)

Basic EPS                                        $   1,066           5,090,814             $  .21

Dilutive effect of potential common shares
     related to stock based compensation plans          --              19,548
                                                 ---------           ---------

Diluted EPS                                      $   1,066           5,110,362             $  .21
                                                 =========           =========

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                DECEMBER 31, 1997

================================================================================

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

Financial institutions in general, including the Company, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and funds availability. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preference and the levels of personal income and savings in the Bank's primary market area.

For the three months ended December 31, 1997, the Company recorded net income of $958,000, a decrease of $108,000 or 10.1%, compared to the quarter ended December 31, 1996. The decrease was principally caused by certain non-recurring items which increased net income in the three months ended December 31, 1996, by approximately $100,000 coupled with the impact of the Company's stock repurchase program which resulted in a reduction in no cost funding sources. Basic and diluted earnings per share were $.23 and $.22 respectively for the three months ended December 31, 1997, compared to basic and diluted earnings per share of $.21 for the three months ended December 31, 1996. Weighted average common shares - basic for the three months ended December 31, 1997, were 4,250,413, a decrease of 840,401 or 16.5% from the 5,090,814 for the comparable period ended December 31, 1996. The decrease was principally attributable to the share repurchase programs under which the Company, through December 31, 1997, had purchased 1,096,651 shares or 19.3% of the shares issued in its initial public offering. The aggregate cost to the Company was $16.5 million, or approximately $15.02 per common share repurchased.

Annualized return on average assets for the three months ended December 31, 1997 and 1996, was 1.31% and 1.51%, respectively, and return on average equity was 5.32% and 5.23%, respectively.

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigations Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the
Company's   actual  results  and  experience  to  differ   materially  from  the
anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

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

FINANCIAL CONDITION

Total assets were $294.7 million at December 31, 1997, an increase of $5.1 million, or 1.8% from the $289.6 million at September 30, 1997. The increase was funded principally by an increase in short-term borrowings of $5.2 million, to $16.6 million at December 31, 1997.

Cash and cash equivalents were $3.9 million, an increase of $1.6 million, or 69.6% from the $2.3 million at September 30, 1997. The change was principally due to an increase in checks in process of collection, as well as the funding, in advance, of a pending cash order for vault cash.

Total securities, which include securities held to maturity ("HTM") and securities available for sale ("AFS"), excluding Federal Home Loan Bank stock, were $158.6 million, an increase of $2.4 million, or 1.5% over the $156.2 million as of September 30, 1997. The change in securities consisted of a $5.4 million increase in AFS securities, primarily due to the Company's purchase of one-year adjustable rate mortgage backed securities and municipal securities with longer call protection, and a $3.0 million decrease in HTM securities from scheduled maturities and calls. Consequently as of December 31, 1997, 96.8% of the Company's investment portfolio excluding the Federal Home Loan Bank Stock was classified as AFS, compared to 94.8% as of September 30, 1997.

Loans receivable were $127.0 million as of December 31, 1997, an increase of $.8 million or .6% over the $126.2 million as of September 30, 1997. The following table shows the loan portfolio composition as of the respective balance sheet dates:


                                  December 31,            September 30,
                                      1997                     1997
                                  ------------            -------------
                                             (In thousands)
Real Estate Loans
    One-to-four family            $ 103,052                $ 102,232
    Multi-family and commercial       5,416                    4,691
    Construction                        442                    1,306
                                  ---------                ---------
        Total real estate loans     108,910                  108,229
Consumer Loans                       18,498                   18,473
                                  ---------                ---------
        Gross Loans                 127,408                  126,702
Less:  Net deferred loan fees          (423)                    (476)
                                  ---------                ---------
        Total loans receivable    $ 126,985                $ 126,226
                                  =========                =========


The increase in multi-family and commercial loans was principally represented by loans originated at its new branch, while the decrease in construction loans principally resulted from the reclassification of construction loans as one-to-four family loans once construction was completed and the loan converted to an amortizing mortgage.

Non-performing assets at December 31, 1997 were $1.0 million, or .35% of total assets, compared to the $1.2 million or .40% of total assets at September 30, 1997. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                           December 31,      September 30,
                                               1997              1997
                                           ------------      -------------
                                                   (In thousands)

Non-performing loans:
    One-to-four family                        $  640            $  780
    Multi-family and commercial                   --                --
    Consumer                                     144               137
                                              ------            ------
        Total non-performing loans               784               917
                                              ------            ------
Foreclosed assets, net:
    One-to-four family                           201               225
    Multi-family and commercial                   38                23
                                              ------            ------
        Total foreclosed assets, net             239               248
                                              ------            ------

        Total non-performing assets           $1,023            $1,165
                                              ======            ======

        Total non-performing
         loans as a % of total loans             .62%              .73%

        Total non-performing assets
         as a % of total assets                  .35%              .40%

The decrease in non-performing loans at December 31, 1997 as compared to September 30, 1997 was attributable principally to the foreclosure of one loan and the resulting acquisition of title to the mortgaged property by the Company. The net realizable value of the property, totalling $83,000, was transferred to other real estate, and $33,000, representing the excess of the carrying value of the related loan over the net realizable value of the property, was charged against the allowance for loan losses. In addition, during the quarter ended December 31, 1997, the Company completed the sale of two parcels of other real estate which reduced real estate owned by $92,000. The following table summarizes the activity in other real estate for the periods presented:

                                                Three Months Ended December 31,
                                                -------------------------------
                                                       1997            1996
                                                       ----            ----
                                                          (In thousands)
       Other real estate beginning of
          period                                       $ 248           $ 357
       Transfer of loans to other
          real estate owned                               83             248
       Sales of other real estate, net                   (92)           (138)
                                                       -----           -----
       Other real estate end of period                 $ 239           $ 467
                                                       =====           =====

The allowance for loan losses was $1.9 million, or 1.49% of period end loans at December 31, 1997, and provided coverage of non-performing loans of 241.1%, compared to coverage of 206.0% as of September 30, 1997. The following summarizes the activity in the allowance for loan losses:

                                               Three Months Ended December 31,
                                               -------------------------------
                                                  1997                  1996
                                                -------                -------
                                                       (In thousands)
       Allowance at beginning of period         $ 1,889                $ 1,833
           Charge-offs                              (57)                   (87)
           Recoveries                                 4                      5
                                                -------                -------
               Net charge-offs                      (53)                   (82)
           Provision for loan losses                 54                     75
                                                -------                -------
       Allowance at end of period               $ 1,890                $ 1,826
                                                =======                =======

Total deposits were $202.1 million at December 31, 1997, an increase of $1.2 million, or .6% from the $200.9 million at September 30, 1997. The following table shows the deposit composition as of the respective balance sheet dates:

                             December 31, 1997              September 30, 1997
                       -----------------------------  ----------------------------
                       (In thousands)  % of Deposits  (In thousands) % of Deposits

Savings                    $ 78,534         38.9%       $ 79,448          39.6%
Money market                  6,565          3.2           7,115           3.5
NOW                          11,116          5.5          10,438           5.2
Non-interest demand           4,681          2.3           4,370           2.2
Certificates of deposits    101,247         50.1          99,541          49.5
                           --------        -----        --------         -----
                           $202,143        100.0%       $200,912         100.0%
                           ========        =====        ========         =====

The growth in deposits was principally related to the opening of our fourth full service branch in late December 1996, and deposits at other offices decreased $.6 million, or .3%, during the quarter. Although the Company experienced deposit growth, savings deposits decreased $.9 million or 1.2%, and now represent 38.9% of deposits compared to 39.6% as of September 30, 1997. The composition of deposits continues to shift to higher costing certificates of deposits ("CD's") as the decrease in savings deposits was more than offset by a $1.7 million increase in certificates of deposit which now represent 50.1% of deposits compared to 49.5% as of September 30, 1997. The increase in CD's is principally from the Company's promotion of a 15-month product to retain maturing longer-term CD's and satisfy demand in the Company's market for higher yields. Management believes that this change in mix is consistent with what other financial institutions are experiencing, as customers seek to maximize their returns and the Company has to compete with other investment products such as mutual funds.

Short-term borrowings were $16.6 million at December 31, 1997, an increase of $5.2 million or 45.6% from the $11.4 million at September 30, 1997. The increase was principally to fund an increase in earning assets, primarily the purchase of securities, as the Company continues to leverage its capital. The Company had outstanding borrowings from the Federal Home Loan Bank of New York ("FHLB") of $11.6 million under its overnight line, and $5.0 million under its one month advance program, with additional credit available of $1.5 million and $8.1 million, respectively, from those facilities as of December 31, 1997. In addition, the Company anticipates converting a portion of its short-term borrowings to longer-term borrowings under the FHLB's convertible advance product to reduce its interest rate risk.

Shareholders' equity at December 31, 1997 was $71.7 million, a decrease of $.1 million, or .1% from the $71.8 million at September 30, 1997. The decrease was principally caused by the Company's repurchase of 67,175 common shares at a cost of $1.2 million, somewhat offset by the $.6 million of net income retained after cash dividends and a $.3 million change in the Company's net unrealized gain
(loss) on securities available for sale, net of taxes. The Company also recorded a $.2 million increase in shareholders= equity on account of the gradual vesting of restricted stock awards and the exercise of stock options.

Shareholders' equity as a percent of total assets was 24.3% at December 31, 1997 compared to 24.8% at September 30, 1997. Book value per common share was $15.48 excluding unvested shares of the Company's restricted stock plan ("MRP"), and was $17.02 excluding unallocated ESOP shares and unvested MRP shares.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net Interest Income
-------------------

Net interest income on a full tax equivalent basis for the three months ended December 31, 1997, was $2.9 million, an increase of $16,000, or 0.6%, when compared to the three months ended December 31, 1996. The Company's stock repurchase program, which reduced average equity by $9.4 million, caused downward pressure on net interest income. This was substantially offset by two factors. Average earning assets increased by $7.4 million, funded principally by borrowings and increased deposits, and net interest rate spread increased by eight basis points principally caused by a deliberate shift in the mix of the Company's investments.

Interest income for the three months ended December 31, 1997 was $5.3 million on a tax equivalent basis, an increase of $305,000, or 6.1%, over the comparable period last year. The $7.4 million increase in the average volume of earning assets had a direct positive effect on interest income as the Company sought to leverage its excess capital. The increase in average earning assets principally consisted of increases in mortgage-backed and other securities.

Also positively affecting interest income was the effort to change the Company's asset mix by investing more of its assets in higher yielding mortgage-backed securities and less in lower yielding federal funds sold. Average mortgage-backed securities represented 30.5% of average earning assets for the three months ended December 31, 1997, compared to 19.1% for the comparable quarter the prior year, while federal funds sold and other declined from 12.2% to less than 1% of average earning assets between the same periods. The average yield on mortgage-backed securities during the three months ended December 31, 1997 was 7.03%, compared to 5.33% as the average yield on federal funds sold and miscellaneous earning assets for the quarter ended December 31, 1996. The shift in mix was the primary cause of a 25 basis point increase in the average yield on earning assets between the periods. The average yield was also positively affected by the purchase of tax advantaged securities bearing higher yields.

Interest expense for the three months ended December 31, 1997, was $2.4 million, an increase of $289,000, or 13.5%. The increase was principally due to an increase in the average volume of interest bearing liabilities. The Company also experienced an increase of 17 basis points in its cost of funds. Average interest bearing liabilities were $210.4 million, an increase of $17.6 million, or 9.1%, as the Company borrowed funds to substitute for no-cost capital as a funding source necessitated by the Company's stock repurchase program and also to fund earning asset growth. Average short-term borrowings were $12.7 million for the three months ended December 31, 1997, while there were no such borrowings in the comparable three month period the prior year. In addition, the Company's average CD's increased $7.9 million, or 8.6%, as the Company's customers continue to move toward higher costing CD's and away from lower costing savings deposits. The 17 basis point increase in the cost of funds was caused by the increase in the level of borrowings, which represent the Company's highest cost, and CD's, which are the next highest cost funding source. The average rate paid on CD's also increased by 15 basis points due to competitive pressures and a special 15 month CD program which offered premium rates.

The Company's net yield on average earning assets was 4.02% for the three months ended December 31, 1997, compared to 4.10% for the comparable quarter of the prior year. The decrease was principally caused by the Company's stock repurchase program, which reduced the level of no-cost funding sources, and hence reduced the excess of interest earning assets over interest bearing liabilities. In the three months ended December 31, 1997, the Company had $71.9 million of average earning assets with no related funding costs, a decrease of $10.2 million from the $82.1 million for the three months ended December 31, 1996. Partially offsetting the effect of this decrease on the Company's net yield, the Company increased its net interest spread 8 basis points, by changing its asset mix as described previously.

For more information on average balances, interest, yield and rate, please refer to Table #1, included in this report.

Provision for Loan Losses
-------------------------

The Company establishes an allowance for loan losses based on an analysis of risk factors in its loan portfolio. This analysis includes concentrations of credit, past loan loss experience, current economic conditions, amount and composition of loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans.

The provision for loan losses was $54,000 for the three months ended December 31, 1997, a decrease of $21,000 from the comparable period of the prior year. The decrease is principally the result of a $29,000, or 35.4%, reduction in net charge-offs to $53,000 for the three months ended December 31, 1997 compared to the comparable quarter of the prior year. In addition, the Company has reduced its non-performing loans so the allowance represents 241.1% of non-performing loans at December 31, 1997, as compared to 220.3% as of December 31, 1996.

Non-Interest Income
-------------------

Non-interest income was $119,000 for the three months ended December 31, 1997, a decrease of $58,000 or 32.7% from the three months ended December 31, 1996. The decrease was principally a consequence of the Company's recovery of $84,000 of its Nationar loss reserve during the quarter ended December 31, 1996; there was no Nationar recovery in the quarter ended December 31, 1997. In addition, somewhat offsetting the impact of the Nationar recovery was an increase in net securities gains of $19,000 and an increase of $9,000, or 15.3%, in service charge income principally due to the Company's growth in checking accounts.

Non-Interest Expense
--------------------

Non-interest expense for the three months ended December 31, 1997 was $1,348,000, an increase of $177,000, or 15.1%, over the comparable period last year. Increases in personnel costs, advertising and net occupancy were partially offset by reductions in professional fees.

Salaries and employee benefits for the quarter ended December 31, 1997 increased $176,000, or 26.5%, compared to the three months ended December 31, 1996, principally from personnel costs related to a new full service branch and the increased cost of the Company's stock based compensation plans. Furthermore, results for the quarter ended December 31, 1996, had benefitted from an insurance refund, which reduced that quarter's medical insurance costs. In that quarter, the Company changed insurance carriers and received a refund of approximately $80,000 due to favorable claims experience. There were no such refunds in the quarter ended December 31, 1997. Stock based compensation costs (ESOP and MRP plans) increased $59,000, or 38.1%. ESOP compensation increased $25,000, or 33.3%, due to an increase in the average market price of the Company's common stock. The cost of its MRP plan increased $34,000, principally because the plan was outstanding for only a portion of the quarter ended December 31, 1996, as the plan was approved at a Special Meeting of Stockholders on October 24, 1996, and became effective thereafter. Advertising was $50,000, an increase of 28.2%, as the Company ran several promotional campaigns to increase its non-interest bearing deposits, and to promote its new branch. Net occupancy was $82,000, an increase of 17.1%, as the Company experienced increased costs relating to the new branch, as well as depreciation of renovations at another branch office.

Professional fees were $37,000, a decrease of $25,000, or 40.3%, from the comparable quarter last year. The decrease was due principally to costs associated with the Special Meeting of Stockholders held during the three months ended December 31, 1996; there was no such meeting in the three months ended December 31, 1997.

Income Tax Expense
------------------

Income tax expense for the three months ended December 31, 1997, was $597,000, a decrease of $109,000, or 15.4%, from the comparable period last year. The change was principally due to the 12.2% decrease in income before taxes. The Company's effective tax rates for the three months ended December 31, 1997 and 1996, were 38.39% and 39.84%, respectively. The decrease in rate was principally the Company's purchase of tax advantaged securities, primarily bank qualified municipal securities and preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals and to make new loans and or investments. The Company is seeking to reduce its high level of liquidity, but continues to manages its balance sheet so there has been no need for unanticipated sales of assets.

The primary sources of funds for operations are deposits, short-term borrowings, and principal and interest payments on loans, mortgage backed securities and other securities available for sale.

Net cash used by operating activities was $2.2 million for the three months ended December 31, 1997, a decrease of $2.4 million from the comparable quarter last year. The change was principally the reduction in accrued expenses and other liabilities caused by a decrease in official bank checks outstanding. Official bank checks decreased principally as a result of the Company's payment of real estate taxes for mortgage borrowers using escrowed funds at September 30, 1997, and is somewhat offset by an increase in cash flows from financing activities, as the Company experienced a net increase in advance payments by borrowers for taxes and insurance of $1.3 million due to a change in school tax due dates.

Investing activities used $2.8 million in the three months ended December 31, 1997, as the Company continued to leverage its balance sheet by increasing earning assets, principally $1.8 million in securities, and $.9 million in loans. Financing activities provided $6.5 million, as the Company experienced increases in deposits, short-term borrowings and advances by borrowers for taxes, somewhat offset by the purchase of treasury stock and payment of cash dividends on its common stock. For more details concerning the Company's cash flows, see "Consolidated Statements of Cash Flows.

An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $202.1 million of deposits are a dependable source of funds due to long term customer relationships. The Company does not currently use brokered deposits as a source of funds, and at December 31, 1997, deposit accounts having balances in excess of $100,000 totaled only $21.6 million or less than 10.7% of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The requirement, which maybe varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The OTS required minimum liquidity ratio is currently 4% and for the month of December 1997, the Bank exceeded that, maintaining an average liquidity ratio of 16.0%.

The Company anticipates that it will have sufficient funds to meet its current commitments. At December 31, 1997, the Company had commitments to originate loans of $2.1 million. In addition, the Company had undrawn commitments of $2.3 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at December 31, 1997, totaled $69.6 million, and management believes that a significant portion of such deposits will remain with the Company.

Although there are no minimum capital ratio requirements for the Company, the Bank is required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios at December 31, 1997, compared to the OTS minimum capital requirements:

                                   Actual                    Minimum
                            -------------------        --------------------
                             Amount        %            Amount           %
                            -------      ------        -------         ----
                                          (Dollars in Thousands)

Tangible Capital            $59,969       20.6%        $4,356          1.5%
Core Capital                 59,969       20.6          8,713          3.0
Risk Based Capital           61,112       61.0          8,014          8.0

In November 1997, the Company received a regulatory waiver from the OTS to repurchase up to 5% or 241,117 shares of its common stock outstanding. The Company, as of December 31, 1997, had repurchased 51,000 shares under the current program, which expires April 18, 1998. The Company itself has adequate resources to repurchase the remaining 190,117 shares without dividends from the Bank. In addition, as of December 31, 1997, the Bank could, after notifying the OTS in writing, pay dividends to the Company of approximately $27.4 million.

Impact of Year 2000
-------------------

The Company's progress on its Year 2000 issue is continuing. The Company received additional guidance from its primary service provider, including a cost estimate to be passed along to the Company as a "validation" fee. The testing program appears to be quite extensive and will involve end-to-end testing. In addition, the Company has now determined that some of its modules will not be supported for Year 2000 compliance and will require migrating to upgraded versions. Upgraded programs are available, but management has not negotiated what these costs will be, however, it does not expect these costs to have a significant impact on its financial condition or results of operations.

               TABLE #1 AVERAGE BALANCES, INTEREST, YIELD AND RATE

     The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments principally on municipal securities totalled $19,000 in the three month period ended December 31, 1997; there were no tax equivalent adjustments in the comparable period. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                                             THREE MONTH PERIODS ENDED
                                                ------------------------------------------------------------------------------------
                                                           December 31, 1997                           December 31, 1996
                                                --------------------------------------        --------------------------------------
                                                Average                                        Average
                                                Balance       Interest       Yield/Rate        Balance      Interest     Yield/Rate
                                                -------       --------       ----------        -------      --------     ----------
                                                                          (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                         $126,423      $  2,551            8.07%       $125,623        $2,543       8.10%
  Mortgage-backed securities                      86,176         1,514            7.03%         52,629           931       7.08%
  Other securities                                69,588         1,216            6.99%         63,109         1,053       6.67%
  Federal funds sold and other                        44             1            9.02%         33,483           450       5.33%
                                                --------      --------                        --------        ------
  Total interest-earning assets                  282,231         5,282            7.49%        274,844         4,977       7.24%
                                                              --------                                        ------
Allowance for loan losses                         (1,876)                                       (1,813)
Other assets, net                                  8,755                                         6,489
                                                --------                                      --------
  Total Assets                                  $289,110                                      $279,520
                                                ========                                      ========
Interest-Bearing Liabilities
  Savings deposits                              $ 78,230      $    682            3.46%       $ 82,102          $724       3.50%
  Money market                                     6,925            56            3.21%          7,829            67       3.40%
  Now deposits                                    10,984            68            2.46%          9,215            57       2.45%
  Certificates of deposit                         99,940         1,425            5.66%         92,058         1,279       5.51%
  Short-term borrowings                           12,705           184            5.75%             --
  Escrow and other                                 1,570            10            2.53%          1,550             9       2.30%
                                                --------      --------                        --------        ------

  Total interest-bearing liabilities             210,354         2,425            4.57%        192,754         2,136       4.40%
                                                              --------                                        ------
Non-interest bearing                               4,571                                         3,578
Other liabilities                                  2,751                                         2,374
Shareholders' equity                              71,434                                        80,814
                                                  ------                                      --------
  Total Equity and Liabilities                  $289,110                                      $279,520
                                                ========                                      ========

  Net interest income                                         $  2,857                                        $2,841
                                                              ========                                        ======
  Net interest rate spread                                                        2.92%                                    2.84%
                                                                                  ====                                     ====
  Net yield on average
    interest-earning assets                                                       4.02%                                    4.10%
                                                                                  ====                                     ====
  Average interest earning
    assets to average interest
      bearing liabilities                        134.17%                                        142.59%
                                                =======                                       ========
  Earning Assets/Total Assets                     97.62%                                         98.33%
                                                =======                                       ========

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q

                                DECEMBER 31, 1997

================================================================================

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


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
          (11) Computation of Net Income per Common Share
          (27) Financial Data Schedule (included only in EDGAR filing)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CATSKILL FINANCIAL CORPORATION


Date: February 13, 1998                     /s/ Wilbur J. Cross
                                            ------------------------------------
                                                Wilbur J. Cross
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)



Date: February 13, 1998                     /s/ David J. DeLuca
                                            ------------------------------------
                                                David J. DeLuca
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)