Form 10-Q
period 1998-03-31
CATSKILL FINANCIAL CORP
filed 1998-05-14
CIK 1005512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER 0-27650

                         CATSKILL FINANCIAL CORPORATION
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                     14-1788465
    -------------------------------                     ------------------
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                     341 MAIN STREET, CATSKILL, NY         12414
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

      Common Shares, $.01 Par Value                 4,585,615
      -----------------------------       ------------------------------
             (TITLE OF CLASS)             (OUTSTANDING AT APRIL 30, 1998

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1998



INDEX
-----

PART I        FINANCIAL INFORMATION                                        Page
------        ---------------------

Item 1.       Consolidated Interim Financial Statements

              Consolidated Statements of Financial Condition
              as of March 31, 1998 (Unaudited) and September
              30, 1997 ................................................      1

              Consolidated  Statements  of  Income  for  the
              three  months and six months  ended  March 31,
              1998 and 1997 (Unaudited) ...............................      2

              Consolidated    Statements   of   Changes   in
              Shareholders'  Equity for the six months ended
              March 31, 1998 and 1997 (Unaudited) .....................      3

              Consolidated  Statements of Cash Flows for the
              six  months  ended  March  31,  1998  and 1997
              (Unaudited) .............................................      4

              Notes  to   Unaudited   Consolidated   Interim
              Financial Statements ....................................      5

Item 2.       Management's   Discussion   and   Analysis  of
              Financial  Condition and Results of Operations ..........      8

Item 3.       Quantitative and Qualitative Disclosures about
              Market Risk .............................................     20

PART II.      OTHER INFORMATION


Item 1.       Legal Proceedings .......................................     23

Item 4.       Submission  of Matters  to a Vote of  Security
              Holders .................................................     23

Item 6.       Exhibits and Reports on Form 8-K ........................     23

              Signatures ..............................................     24

                                      CATSKILL FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (IN THOUSANDS, EXCEPT SHARE DATA)

         Assets                                                      March 31, 1998   September 30, 1997
         ------                                                      --------------   ------------------
                                                                      (Unaudited)
                                                                      -----------
Cash and cash equivalents                                               $  2,623          $  2,274
Securities available for sale, at fair value                             157,571           148,114
Investment securities, at amortized cost:
     (Estimated fair value of $3,109 at March 31,
     1998, and $8,112 at September 30, 1997)                               3,062             8,055
Stock in Federal Home Loan Bank of NY, at cost                             1,954             1,762
Loans receivable, net                                                    125,644           124,337
Accrued interest receivable                                                2,253             2,303
Premises and equipment, net                                                2,405             2,367
Real estate owned, net                                                       228               248
Other assets                                                                 192               159
                                                                        --------          --------
          Total Assets                                                  $295,932          $289,619
                                                                        ========          ========

          Liabilities And Shareholders' Equity
          ------------------------------------
Liabilities:
   Deposits:
     Non-interest bearing                                               $  4,953          $  4,370
     Interest bearing                                                    198,862           196,542
                                                                        --------          --------
          Total Deposits                                                 203,815           200,912
   Short-term borrowings                                                  12,920            11,385
   Long-term borrowings                                                    5,000                --
   Advance payments by borrowers for property
          taxes and insurance                                              1,776               533
   Accrued interest payable                                                  126                59
   Official bank checks                                                    1,559             3,861
   Accrued expenses and other liabilities                                  1,419             1,092
                                                                        --------          --------
          Total Liabilities                                             $226,615          $217,842
                                                                        --------          --------
Shareholders' Equity
   Preferred stock, $.01 par value; authorized
     5,000,000 shares                                                         --                --
   Common stock, $.01 par value; authorized
     15,000,000 shares; 5,686,750 shares issued
     at March 31, 1998 and September 30, 1997                                 57                57
   Additional paid-in capital                                             54,900            54,811
   Retained earnings, substantially restricted                            36,117            34,915
   Common stock acquired by ESOP                                          (4,095)           (4,209)
   Unearned management recognition plan (MRP)                             (1,628)           (1,856)
   Treasury stock, at cost (1,080,518 shares at
     March 31, 1998, and 848,244 shares at
     September 30, 1997)                                                 (17,037)          (12,862)
   Net unrealized gain (loss) on securities
   available for sale, net of taxes                                        1,003               921
                                                                        --------          --------
         Total Shareholders' Equity                                       69,317            71,777
                                                                        --------          --------
         Total Liabilities and Shareholders' Equity                     $295,932          $289,619
                                                                        ========          ========

              See accompanying notes to unaudited consolidated interim financial statements.

                                                  CATSKILL FINANCIAL CORPORATION
                                                CONSOLIDATED STATEMENTS OF INCOME
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                  March 31,                     March 31,
                                                                             1998           1997          1998            1997
                                                                             ----           ----          ----            ----
                                                                                 (Unaudited)                    (Unaudited)
Interest and dividend income:
     Loans                                                               $    2,534     $    2,503     $    5,085     $    5,046
     Securities available for sale                                            2,589          2,191          5,148          3,919
     Investment securities                                                       56            163            177            400
     Federal funds sold and other                                                 3             88              4            538
     Stock in Federal Home Loan Bank of NY                                       34             18             65             37
                                                                         ----------     ----------     ----------     ----------
          Total interest and dividend income                                  5,216          4,963         10,479          9,940

Interest expense:
     Deposits                                                                 2,188          2,100          4,429          4,236
     Short-term borrowings                                                      144              2            328              2
     Long-term borrowings                                                        58             --             58             --
                                                                         ----------     ----------     ----------     ----------
          Total interest expense                                              2,390          2,102          4,815          4,238
                                                                         ----------     ----------     ----------     ----------
Net interest income                                                           2,826          2,861          5,664          5,702

Provision for loan losses                                                        45             75             99            150
                                                                         ----------     ----------     ----------     ----------
     Net interest income after provision
     for loan losses                                                          2,781          2,786          5,565          5,552
                                                                         ----------     ----------     ----------     ----------

Noninterest income:
     Recovery of Nationar loss contingency                                       --             16             --            100
     Service fees on deposit accounts                                            66             56            134            115
     Net securities gains                                                        33              5             52              5
     Other income                                                                41             44             73             78
                                                                         ----------     ----------     ----------     ----------
          Total noninterest income                                              140            121            259            298
                                                                         ----------     ----------     ----------     ----------

Noninterest expense:
     Salaries and employee benefits                                             838            754          1,678          1,418
     Advertising and business promotion                                          39             45             89             84
     Net occupancy on premises                                                   89             95            171            165
     Federal deposit insurance premiums                                           7              6             14              7
     Postage and supplies                                                        82             86            146            132
     Outside data processing fees                                               102             92            197            181
     Equipment                                                                   43             55             83             91
     Professional fees                                                           67             70            104            132
     Other real estate expenses, net                                            (43)           (24)           (59)           (21)
     Other                                                                      170            162            319            323
                                                                         ----------     ----------     ----------     ----------
          Total noninterest expense                                           1,394          1,341          2,742          2,512
                                                                         ----------     ----------     ----------     ----------
          Income before taxes                                                 1,527          1,566          3,082          3,338
Income tax expense                                                              555            623          1,152          1,329
                                                                         ----------     ----------     ----------     ----------
          Net income                                                     $      972     $      943     $    1,930     $    2,009
                                                                         ==========     ==========     ==========     ==========

Basic earnings per common share                                          $      .23     $      .20     $      .46     $      .41
Diluted earnings per common share                                        $      .23     $      .20     $      .45     $      .41

Weighted Average Common Shares-Basic                                      4,165,075      4,710,177      4,208,213      4,902,587
Weighted Average Common Shares-Diluted                                    4,294,100      4,796,595      4,336,377      4,935,705

                          See accompanying notes to unaudited consolidated interim financial statements.

                                                   CATSKILL FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            (IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

                                                         Retained      Common       Unearned               Net Unrealized
                                           Additional    Earnings,      Stock      Management   Treasury      Gain (Loss)
                                   Common   Paid-in   Substantially  Acquired by   Recognition   Stock,    on Securities
                                   Stock    Capital     Restricted      ESOP          Plan      at Cost  AFS, Net of Taxes   Total
                                   ------  ---------- -------------  -----------   -----------  -------  -----------------   -----
Balance at September 30, 1997      $  57    $54,811       $34,915     $(4,209)       $(1,856)  $(12,862)       $   921      $71,777
Net Income                                                  1,930                                                             1,930
Dividends paid on common stock                               (699)                                                             (699)
Allocation of ESOP stock
  (11,363 shares)                                89                       114                                                   203
Purchase of common stock
  (236,675 shares)                                                                               (4,242)                     (4,242)
Exercise of stock options
  (4,401 shares issued, net)                                  (29)                                   67                          38
Amortization of unearned
   MRP compensation                                                                      228                                    228
Change in net unrealized gain
  (loss) on securities AFS,
  net of taxes                                                                                                      82           82
                                   -----    -------       -------     -------        -------   --------        -------      -------
Balance at March 31, 1998          $  57    $54,900       $36,117     $(4,095)       $(1,628)  $(17,037)       $ 1,003      $69,317
                                   =====    =======       =======     =======        =======   ========        =======      =======
Balance at September 30, 1996      $  57    $54,864       $31,984     $(4,436)            --         --        $   (88)     $82,381
Net income                                                  2,009                                                             2,009
Dividends paid on common stock                               (345)                                                             (345)
Allocation of ESOP stock
  (11,355 shares)                                48                       114                                                   162
Grant of restricted shares under
  MRP (178,732 shares)                         (167)                                  (2,234)     2,401                          --
Purchase of common stock
  (660,000 shares)                                                                               (9,516)                     (9,516)
Amortization of unearned
  MRP compensation                                                                       192                                    192
Change in net unrealized gain
  (loss) on securities AFS,
  net of taxes                                                                                                    (971)        (971)
                                   -----    -------       -------     -------        -------   --------        -------      -------
Balance at March 31, 1997          $  57    $54,745       $33,648     $(4,322)       $(2,042)  $ (7,115)       $(1,059)     $73,912
                                   =====    =======       =======     =======        =======   ========        =======      =======

                           See accompanying notes to unaudited consolidated interim financial statements.

                                        CATSKILL FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                           1998        1997
                                                                                           ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                         (Unaudited)
 Net Income                                                                              $ 1,930     $ 2,009
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by operating activities:
  Depreciation                                                                               105          84
  Net amortization (accretion) on securities                                                 (22)       (107)
  Provision for loan losses                                                                   99         150
  MRP compensation expense                                                                   228         192
  ESOP compensation expense                                                                  203         162
  Recovery of Nationar loss contingency                                                       --        (100)
  Gains on sale of other real estate owned                                                   (68)        (69)
  Gains on sales and calls of securities                                                     (52)         (5)
  Decrease (increase) in other assets                                                         17        (531)
  Collection of deposits held at Nationar                                                     --         183
  Decrease in accrued expense and other liabilities                                       (1,963)       (849)
                                                                                         -------     -------
 Net cash provided by operating activities                                                   477       1,119
                                                                                         -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of investment securities                              5,007       9,015
Net increase in loans receivable                                                          (1,658)       (940)
Capital expenditures, net                                                                   (143)       (528)
Purchase of stock in Federal Home Loan Bank                                                 (192)         --
Purchase of AFS securities                                                               (42,530)    (92,404)
Proceeds from sale of securities available for sale                                       12,160       3,041
Proceeds from maturity/calls/paydown of AFS securities                                    21,110      52,871
Proceeds from sale of other real estate owned                                                340         300
                                                                                         -------     -------
Net cash used by investing activities                                                     (5,906)    (28,645)
                                                                                         -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options                                                   38          --
Net increase in deposits                                                                   2,903         402
Net increase (decrease) in advance payments by borrowers for
 property taxes and insurance                                                              1,243        (256)
Increase in short-term borrowings                                                          1,535          --
Increase in long-term borrowings                                                           5,000          --
Cash dividends on common stock                                                              (699)       (345)
Purchase of common stock for treasury                                                     (4,242)     (9,516)
                                                                                         -------     -------
Net cash provided (used) by financing activities                                           5,778      (9,715)
                                                                                         -------     -------
Net increase (decrease) in cash and cash equivalents                                         349     (37,241)
Cash and cash equivalents at beginning of period                                           2,274      39,712
                                                                                         -------     -------
Cash and cash equivalents at end of period                                               $ 2,623     $ 2,471
                                                                                         =======     =======
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                              $ 4,748    $  4,235
   Taxes                                                                                     661         815
Transfer of loans to other real estate owned                                                 252         302
Change in net unrealized gain (loss) on AFS securities, net of change
in deferred tax liability (benefit) of $55 and $(647) respectively                            82        (971)

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

NOTE 2. EARNINGS PER SHARE

    On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 supercedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and specifies additional disclosure requirements. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is considered outstanding and included in the computation of basic earnings per share as of the date they are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's restricted stock and stock options. SFAS No. 128 requires restatement of all prior period earnings per share data presented. Unallocated ESOP shares are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations. The adoption of SFAS No. 128 did not have a material effect on the Company's consolidated financial position or results of operations.

    The following sets forth certain information regarding the calculation of basic and diluted earnings per share (EPS) calculations for the periods indicated:



                                                                         Six Months Ended March 31,
                                                                         --------------------------
                                                                     1998                          1997
                                                          --------------------------     --------------------------
                                                                   Weighted    Per-               Weighted    Per-
                                                            Net     Average   Share       Net      Average   Share
                                                          Income    Shares    Amount     Income    Shares    Amount
                                                          ------    ------    ------     ------    ------    ------

                                                               (In thousands, except share and per share data)

Basic EPS                                                 $1,930   4,208,213   $.46      $2,009   4,902,587   $.41
Dilutive effect of potential common
  shares related to stock based compensation plans            --     128,164                 --      33,118
                                                          ------   ---------             ------   ---------
Diluted EPS                                               $1,930   4,336,377   $.45      $2,009   4,935,705   $.41
                                                          ======   =========             ======   =========


                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                    1998                            1997
                                                          --------------------------     --------------------------
                                                                   Weighted    Per-               Weighted    Per-
                                                            Net     Average   Share       Net      Average   Share
                                                          Income    Shares    Amount     Income    Shares    Amount
                                                          ------    ------    ------     ------    ------    ------

                                                               (In thousands, except share and per share data)

Basic EPS                                                 $972     4,165,075   $.23      $943     4,710,177   $.20
Dilutive effect of potential common
  shares related to stock based compensation plans          --       129,025               --        86,418
                                                          ----     ---------             ----     ---------
Diluted EPS                                               $972     4,294,100   $.23      $943     4,796,595   $.20
                                                          ====     =========             ====     =========

NOTE 3. LONG-TERM BORROWINGS

    On January 8, 1998, the Bank borrowed $5.0 million at a rate of 5.07% (actual/360 days basis) under the FHLB's convertible advance program. The borrowing is secured by GNMA mortgage-backed securities with a carrying value of approximately $6.1 million. The borrowing has a contractual maturity of ten (10) years, however, it also includes an option on January 8, 2001, and quarterly thereafter, in which the FHLB can call the debt.

NOTE 4. IMPACT OF NEW ACCOUNTING STANDARDS

    In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parellel format for presenting information about pensions and other postretirements benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the September 30, 1999, consolidated financial statements.

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                 MARCH 31, 1998

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

FINANCIAL CONDITION

Total assets were $295.9 million at March 31, 1998, an increase of $6.3 million, or 2.2% from the $289.6 million at September 30, 1997. The increase in assets was primarily in securities, and to a lesser extent, loans and was funded principally by an increase in long-term borrowings and deposits.

Cash and cash equivalents were $2.6 million, an increase of $.3 million, or 13.0% from the $2.3 million at September 30, 1997. The change was principally due to an increase in checks in process of collection.

Total securities, which include securities held to maturity ("HTM") and securities available for sale ("AFS"), excluding Federal Home Loan Bank stock, were $160.7 million, an increase of $4.5 million, or 2.9% over the $156.2 million as of September 30, 1997. The increase in securities consisted of a $9.5 million increase in AFS securities, primarily due to the Company's purchase of one-year treasury indexed teaser rate adjustable mortgage backed securities (ARM's) and municipal securities which provided the Company higher tax equivalent yields and longer call protection, and a $5.0 million decrease in HTM securities from scheduled maturities and calls. Consequently as of March 31, 1998, 98.1% of the Company's investment portfolio excluding the Federal Home Loan Bank Stock was classified as AFS, compared to 94.8% as of September 30, 1997.

Loans receivable were $127.6 million as of March 31, 1998, an increase of $1.4 million or 1.1% over the $126.2 million as of September 30, 1997. The following table shows the loan portfolio composition as of the respective balance sheet dates:

                                                  March 31,   September 30,
                                                    1998          1997
                                                  ---------   -------------
                                                       (In thousands)
Real Estate Loans
    One-to-four family                             $103,500     $102,232
    Multi-family and commercial                       5,488        4,691
    Construction                                        436        1,306
                                                   --------     --------
        Total real estate loans                     109,424      108,229
Consumer Loans                                       18,509       18,473
                                                   --------     --------
        Gross Loans                                 127,933      126,702
Less:  Net deferred loan fees                          (383)        (476)
                                                   --------     --------
        Total loans receivable                     $127,550     $126,226
                                                   ========     ========

The increase in multi-family and commercial loans was principally represented by loans to refinance a stripmall and a fitness complex in the Company's primary market area, while the decrease in construction loans principally resulted from seasonal differences as existing construction loans were reclassified as one-to-four family loans once construction was completed and the loan converted to an amortizing mortgage.

Non-performing assets at March 31, 1998 were $.9 million, or .29% of total assets, compared to the $1.2 million or .40% of total assets at September 30, 1997. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                      March 31,  September 30,
                                         1998        1997
                                      --------   -------------
                                           (In thousands)

Non-performing loans:
    One-to-four family                   $587       $  780
    Multi-family and commercial            --           --
    Consumer                               55          137
                                         ----       ------
        Total non-performing loans        642          917
                                         ----       ------

Foreclosed assets, net:
    One-to-four family                    228          225
    Multi-family and commercial            --           23
                                         ----       ------
        Total foreclosed assets, net      228          248
                                         ----       ------

        Total non-performing assets      $870       $1,165
                                         ====       ======

        Total non-performing loans
          as a % of total loans           .50%         .73%

        Total non-performing assets
          as a % of total assets          .29%         .40%


The decrease in non-performing loans at March 31, 1998 as compared to September 30, 1997 was attributable principally to the foreclosure of three loans and the resulting acquisition of title to the mortgaged property by the Company. The net realizable value of the properties, totalling $252,000, was transferred to other real estate, and $56,000, representing the excess of the carrying value of the related loan over the net realizable value of the property, was charged against the allowance for loan losses. In addition, during the six months ended March 31, 1998, the Company completed the sale of six parcels of other real estate which reduced real estate owned by $272,000. The following table summarizes the activity in other real estate for the periods presented:

                                        Six Months Ended March 31,
                                        --------------------------
                                           1998         1997
                                           ----         ----
                                             (In thousands)

Other real estate beginning of
  period                                  $ 248        $ 357
Transfer of loans to other real
  estate owned                              252          302
Sales of other real estate, net            (272)        (231)
                                          -----        -----
Other real estate end of period           $ 228        $ 428
                                          =====        =====

The allowance for loan losses was $1.9 million, or 1.49% of period end loans at March 31, 1998, and provided coverage of non-performing loans of 296.9%, compared to coverage of 206.0% as of September 30, 1997. The following summarizes the activity in the allowance for loan losses:

                                        Six Months Ended March 31,
                                        --------------------------
                                            1998        1997
                                            ----        ----
                                             (In thousands)
Allowance at beginning of period           $1,889      $1,833
    Charge-offs                               (89)       (153)
    Recoveries                                  7           7
                                           ------      ------
        Net charge-offs                       (82)       (146)
    Provision for loan losses                  99         150
                                           ------      ------
Allowance at end of period                 $1,906      $1,837
                                           ======      ======

Total deposits were $203.8 million at March 31, 1998, an increase of $2.9 million, or 1.4% from the $200.9 million at September 30, 1997. The following table shows the deposit composition as of the respective balance sheet dates:

                                                     March 31, 1998                     September 30, 1997
                                         ----------------------------------     ----------------------------------
                                         (In thousands)       % of Deposits     (In thousands)       % of Deposits
Savings                                     $ 79,271                38.9%          $ 79,448               39.6%
Money market                                   6,066                 3.0              7,115                3.5
NOW                                           11,209                 5.5             10,438                5.2
Non-interest demand                            4,953                 2.4              4,370                2.2
Certificates of deposits                     102,316                50.2             99,541               49.5
                                            --------               -----           --------              -----
                                            $203,815               100.0%          $200,912              100.0%
                                            ========               =====           ========              =====

The growth in deposits was principally related to the opening of our fourth full service branch in late December 1996, and deposits at other offices decreased $.3 million, down marginally since September 30, 1997. Although the Company experienced deposit growth, money market deposits decreased $1.0 million or 14.7%, and now represent only 3.0% of deposits compared to 3.5% as of September 30, 1997. The composition of deposits continues to shift to higher costing certificates of deposits ("CD's") as the decrease in money market deposits was more than offset by a $2.8 million increase in certificates of deposit which now represent 50.2% of deposits compared to 49.5% as of September 30, 1997. The increase in CD's is principally from the Company's promotion of a 15-month product to retain maturing longer-term CD's and satisfy demand in the Company's market for higher yields. Management believes that this change in mix is consistent with what other financial institutions are experiencing, as customers seek to maximize their returns and the Company has to compete with other investment products such as mutual funds.

The Company increased its borrowings from the Federal Home Loan Bank of New York ("FHLB") to $17.9 million at March 31, 1998, an increase of $6.5 million, or 57.0%, from the $11.4 million at September 30, 1997. The additional borrowings were used to fund the Company's stock repurchase program and growth in earning assets as the Company continues to leverage its capital. In January, the Company borrowed $5.0 million under the FHLB's convertible advance program. This represents the Company's first long-term borrowing, and the rate is set at 5.07% (actual/360 days basis) for three years, at which time the FHLB could demand immediate repayment, and the Company could either repay the borrowings, or continue the borrowing for its remaining contractual term of seven years at the then prevailing rate of interest. Short-term borrowings were $12.9 million at March 31, 1998, an increase of $1.5 million, or 13.2%, from the $11.4 million at September 30, 1997. As of March 31, 1998, the Company still has additional credit of $1.4 million under its overnight line and $14.3 million under its one month advance program.

Shareholders' equity at March 31, 1998 was $69.3 million, a decrease of $2.5 million, or 3.5% from the $71.8 million at September 30, 1997. The decrease was principally caused by the Company's repurchase of 236,675 common shares at a cost of $4.2 million, somewhat offset by the $1.2 million of net income retained after cash dividends and a $.1 million change in the Company's net unrealized gain (loss) on securities available for sale, net of taxes. The Company also recorded a $.4 million increase in shareholders' equity due to the amortization of restricted stock awards, exercise of stock options and the allocation of shares under the Company's ESOP.

Shareholders' equity as a percent of total assets was 23.4% at March 31, 1998 compared to 24.8% at September 30, 1997. Book value per common share was $15.54 excluding unvested shares of the Company's restricted stock plan ("MRP"), and was $17.11 excluding unallocated ESOP shares and unvested MRP shares.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
1997

GENERAL

For the three months ended March 31, 1998, the Company recorded net income of $972,000, an increase of $29,000, or 3.1%, compared to the three month period ended March 31, 1997. Basic and diluted earnings per share were $.23, an increase of 15.0% compared to basic and diluted earnings per share of $.20 for the three months ended March 31, 1997. For the three months ended March 31, 1998, weighted average common shares - basic were 4,165,075, down 545,102, or 11.6%, due to the Company's share repurchase programs.

Annualized return on average assets for the three months ended March 31, 1998 and 1997, was 1.35% and 1.39%, respectively, and return on average equity was 5.57% and 5.03%, respectively.

NET INTEREST INCOME

Net interest income on a full tax equivalent basis for the three months ended March 31, 1998, was $2.9 million, an increase of $40,000, or 1.4%, when compared to the three months ended March 31, 1997. The increase was principally volume related as the Company increased its average earning assets $15.4 million, more than offsetting the loss of net interest income from the Company funding its stock repurchase program. The Company funded the average cost of share repurchases of approximately $9.7 million, along with its growth in earning assets, principally with borrowings and, to a lesser extent, deposit growth.

Interest income for the three months ended March 31, 1998 was $5.3 million on a tax equivalent basis, an increase of $328,000, or 6.6%, over the comparable period last year. The $15.4 million increase in the average volume of earning assets had a direct positive effect on interest income as the Company sought to leverage its excess capital. The increase in average earning assets principally consisted of increases in mortgage-backed and municipal securities and, to a lesser extent, loans.

Also positively affecting interest income was a six basis point increase in the yield on average earning assets to 7.42% as the Company continued to change its asset mix by investing more of its assets in higher yielding mortgage-backed and municipal securities and less in lower yielding federal funds sold. Average mortgage-backed securities represented 31.3% of average earning assets for the three months ended March 31, 1998, compared to 29.3% for the comparable quarter the prior year, while federal funds sold and other declined from 2.6% to less than .1% of average earning assets between the same periods. The average yield on mortgage-backed securities during the three months ended March 31, 1998, was 6.86%, down 17 basis points from the comparable period, but still higher than the average yield of 5.19% earned on federal funds sold and other short-term investments during the three months ended March 31, 1997. The yield on mortgage-backed securities declined 17 basis points, as the Company has been purchasing one year Treasury indexed teaser rate ARM's, consequently 15.7% of the average mortgage-backed securities portfolio are now teaser rate ARM's. The teaser ARM's were purchased during the initial teaser rate period, consequently the initial average interest rate and yield will be less than the fully indexed rate and yield. The Company had no teaser ARM's in the comparable period. Management expects the average yield of these ARM's to increase as they adjust to their fully indexed rate; however, the actual increase will depend upon the level of the one-year constant maturity treasury index when the rates adjust and the securities prepayments. In addition, the yield on other securities increased 43 basis points to 7.13%, as the Company has been purchasing longer call protected municipal securities to increase yields and reduce reinvestment risk if rates decline. Municipal securities now represent 14.3% of average other securities, compared to less than 1% in the comparable period.

Interest expense for the three months ended March 31, 1998, was $2.4 million, an increase of $288,000, or 13.7%. The change was principally due to an increase in the average volume of interest bearing liabilities. The Company also experienced an increase of 10 basis points in its cost of funds. Average interest bearing liabilities were $214.0 million, an increase of $21.7 million, or 11.3%, as the Company borrowed in order to fund the Company's stock repurchase program and earning asset growth. Average long-term borrowings were up $4.6 million, as the Company borrowed $5.0 million in January 1998 under the FHLB's convertible advance program. There were no long-term borrowings in the comparable period. Average short-term borrowings were $10.1 million for the three months ended March 31, 1998, while there were only $.1 million of borrowings in the comparable three month period. In addition, the Company's average CD's increased $8.2 million, or 8.8%, as the Company's customers continue to move toward higher costing CD's and away from lower costing deposits. The 10 basis point increase in the cost of funds was caused by the increase in the level of borrowings and CD's, which represent the Company's highest cost funding sources. The average rate paid on CD's also increased by 9 basis points due to competitive pressures and a special 15 month CD program which offered premium rates.

The Company's net yield on average earning assets was 4.13% for the three months ended March 31, 1998, compared to 4.30% for the comparable quarter of the prior year. The decrease was principally caused by the Company's stock repurchase program, which reduced the level of no-cost funding sources, and consequently increased the amount of average earning assets funded by interest bearing liabilities. In the three months ended March 31, 1998, the Company had $71.0 million of average earning assets with no related funding costs, a decrease of $6.3 million from the $77.3 million for the three months ended March 31, 1997. The Company also experienced a 4 basis point decline in its net spread, as its cost of funds increased more than its yield on earning assets. The cost of funds increase was principally caused by the change in funding mix as borrowings, one of the Company's highest cost funding sources, now represent 6.9% of interest bearing liabilities, compared to only .1% for the comparable three month period.

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

The provision for loan losses was $45,000 for the three months ended March 31, 1998, a decrease of $30,000 from the comparable period of the prior year. The decrease is principally the result of a $35,000, or 54.7%, reduction in net charge-offs to $29,000 for the three months ended March 31, 1998 compared to the comparable quarter of the prior year. In addition, the Company has reduced its non-performing loans $303,000, or 32.1%, so the allowance represents 296.9% of non-performing loans at March 31, 1998, as compared to 194.4% as of March 31, 1997.

NON-INTEREST INCOME

Non-interest income was $140,000 for the three months ended March 31, 1998, an increase of $19,000 or 15.7% from the three months ended March 31, 1997. The increase was principally higher securities gains and service charge income, offset somewhat by a decrease in Nationar recoveries. Security gains were $33,000, an increase of $28,000, as the Company sold certain ARM's with a lagging index and replaced them with Treasury indexed ARM's which are more market sensitive. Service fee income was up $10,000, or 17.9%, principally from the Company's strategy of increasing commercial non-interest bearing deposits. In the three months ended March 31, 1997, the Company recovered the remaining $16,000 of its Nationar loss reserve, consequently there were no recoveries in the quarter ended March 31, 1998.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 1998 was $1,394,000, an increase of $53,000, or 4.0%, over the comparable period last year, principally from increased personnel costs, somewhat offset by lower other real estate expenses.

Salaries and employee benefits for the quarter ended March 31, 1998 increased $84,000, or 11.1%, compared to the period ended March 31, 1997, principally from the higher cost of stock-based compensation plans, and increased staffing costs. ESOP compensation increased $15,000, or 17.3%, due to an increase in the average market price of the Company's stock. Staffing costs increased principally from hiring additional staff for our new full service supermarket branch, which opened in April 1998, as well as additional staff for other offices, which have increased transaction volumes. Other real estate expenses net, were down $19,000 as the Company benefitted from the reduction in the number of parcels in other real estate.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 1998, was $555,000, a decrease of $68,000, or 10.9%, from the comparable period last year. The Company's effective tax rates for the three months ended March 31, 1998 and 1997, were 36.35% and 39.78%, respectively. The decreases were principally the impact of the Company's purchase of tax advantaged securities, primarily bank qualified municipal securities and preferred stock.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL

For the six months ended March 31, 1998, the Company recorded net income of $1,930,000, a decrease of $79,000 or 3.9%, compared to the six month period ended March 31, 1997. The decrease was principally caused by certain non-recurring items which increased net income in the six months ended March 31, 1997, by approximately $100,000. Basic and diluted earnings per share were $.46 and $.45 respectively for the six months ended March 31, 1998, compared to basic and diluted earnings per share of $.41 for the six months ended March 31, 1997. Weighted average common shares - basic for the six months ended March 31, 1998, were 4,208,213, a decrease of 694,374 or 14.2% from the 4,902,587 for the comparable period ended March 31, 1997. The decrease was principally attributable to the share repurchase programs under which the Company, through March 31, 1998, had purchased 1,266,151 shares or 22.3% of the shares issued in its initial public offering. The aggregate cost to the Company was $19.5 million, or an average of $15.44 per common share repurchased.

Annualized return on average assets for the six months ended March 31, 1998 and 1997, was 1.33% and 1.45%, respectively, and return on average equity was 5.44% and 5.14%, respectively.

NET INTEREST INCOME

Net interest income on a full tax equivalent basis for the six months ended March 31, 1998, was $5.8 million, an increase of $56,000, or 1.0%, when compared to the six months ended March 31, 1997. The increase was volume related as the Company increased its average earning assets $11.4 million, more than offsetting the loss of net interest income due to the Company's funding of its stock repurchase program. The Company funded the cost of the share repurchases which averaged approximately $13.1 million more than the comparable period ended March 31, 1997, along with its growth in average earning assets with borrowings and, to a lesser extent, deposit growth.

Interest income on a tax equivalent basis for the six months ended March 31, 1998, was $10.6 million, an increase of $633,000, or 6.4%, over the comparable six month period. The increase was principally the deliberate shift of asset mix, as the Company substantially reduced its average federal funds and other short-term investments and increased its mortgage-backed securities portfolio. Average mortgage-backed securities represented 30.9% of average earning assets for the six months ended March 31, 1998, compared to 24.2% for the comparable period of the prior year, while federal funds sold and other declined from 7.4% to less than .1% of average earning assets between the periods. The average yield on mortgage-backed securities during the six months ended March 31, 1998, was 6.94%, down 11 basis points from the comparable period, but still higher than the yield of 5.35% earned on average federal funds sold in the six months ended March 31, 1997. Mortgage-backed securities yields declined 11 basis points principally from the Company's purchase of $17.1 million of Treasury indexed teaser rate ARM's, which yield much less than the fully indexed rate.

The Company's investment portfolio had no teaser ARM's in the comparable period. Management expects the average yield of these ARM's to increase as they adjust to their fully indexed rate; however, the actual increase will depend upon the level of the one year constant maturity treasury index when the rates adjust and the securities prepayments. In addition, the yield on other securities increased 37 basis points to 7.06%, as the Company has been purchasing longer call protected municipal securities to increase yields and reduce reinvestment risk if rates decline.

Interest expense for the six months ended March 31, 1998, was $4.8 million, an increase of $577,000, or 13.6%. The increase was principally volume related as the Company increased average interest bearing liabilities $19.6 million, or 10.2%. The increases were to fund the Company's share repurchase program, as well as to fund earning asset growth.

Average long-term borrowings were up $2.3 million, as the Company borrowed $5.0 million in January 1998, under the FHLB's convertible advance program, there were no long-term borrowings in the comparable six month period. Average short-term borrowings increased $11.3 million, and now represent 5.4% of average interest bearing liabilities. In addition, the Company's average CD's increased $8.0 million, or 8.7%, as the Company's customers continue to move toward higher costing CD's and away from lower costing deposits, such as savings and money market accounts. The Company also experienced an increase of 14 basis points in its cost of funds, principally caused by an increase in the level of borrowings and CD's, which represent the Company's highest cost funding sources.

The Company's net yield on average earning assets was 4.07% for the six months ended March 31, 1998, down 13 basis points compared to 4.20% for the comparable period of the prior year. The decrease was principally caused by the Company's stock repurchase program, which substantially reduced the level of no-cost funding sources, and consequently increased the amount of average earning assets funded by interest bearing liabilities. For the six months ended March 31, 1998, the Company had $71.4 million of average earning assets with no funding costs, a decrease of $8.3 million, or 10.4%, from the comparable six month period. The Company did, however, increase its net spread 2 basis points to 2.91%, as the Company's change in asset mix increased yields on earning assets more than offsetting the increase in the cost of funds caused by the change in funding mix to more borrowings, its highest cost funding source.

For more information on average balances, interest, yield and rate, please refer to Table #2 included in this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $99,000 for the six months ended March 31, 1998, a decrease of $51,000 from the comparable six month period. The decrease was primarily the result of a $64,000, or 43.8%, reduction in net charge-offs to $82,000. In addition, the Company has reduced its non-performing loans $303,000, or 32.1%, so that the allowance now represents 296.9% of non-performing loans at March 31, 1998, as compared to 194.4% as of March 31, 1997.

NON-INTEREST INCOME

Non-interest income was $259,000 for the six months ended March 31, 1998, a decrease of $39,000, or 13.1%, from the comparable period. The decrease was principally due to the $100,000 of Nationar recoveries in the six months ended March 31, 1997; there were no Nationar recoveries in the six months ended March 31, 1998. Offsetting the impact of the Nationar recovery was an increase in net securities gains of $47,000 and an increase of $19,000, or 16.5%, in service charge income. The increase in securities gains was principally the sale of certain ARM's with a lagging index, while the increase in service charges was primarily the impact of the Company promoting non-interest bearing accounts to commercial customers, which has increased the number of accounts.

NON-INTEREST EXPENSE

Non-interest expense for the six months ended March 31, 1998, was $2,742,000, an increase of $230,000, or 9.2%, over the comparable six month period. Increases in personnel costs and outside data processing fees were somewhat offset by reductions in professional fees and other real estate expenses.

Salaries and employee benefits for the six months ended March 31, 1998, increased $260,000, or 18.3%, principally from staffing new branches and the increased cost of the Company's stock based compensation plans. Furthermore, results for the six months ended March 31, 1997, benefitted from an insurance refund, which reduced that period's medical insurance costs. During that period, the Company changed insurance carriers and received a refund of $95,000 due to favorable claims experience. There were no such refunds in the comparable period ended March 31, 1998. Stock based compensation costs increased $77,000, or 21.8%. ESOP compensation increased $41,000, or 25.3%, due to an increase in the average market price of the Company's common stock. The cost of the MRP plan increased $36,000, principally because the plan was only outstanding for a portion of the six months ended March 31, 1997, as the plan was approved at a special meeting of shareholders on October 24, 1996 ("special meeting"), and became effective, immediately thereafter. Outside data processing fees were $197,000, an increase of $16,000, or 8.8%, due to the new full service branch in Windham, which has increased transaction volumes.

Professional fees were $104,000, a decrease of $28,000, or 21.2%, principally from the costs associated with the special meeting held in the six months ended March 31, 1997; there was no such meeting in the six months ended March 31, 1998.

Other real estate expenses, net were down $38,000, as the Company benefitted from the substantial reduction in the number of parcels of other real estate.

INCOME TAX EXPENSE

Income tax expense for the six months ended March 31, 1998, was $1,152,000, a decrease of $177,000, or 13.3%, from the comparable six month period. The Company's effective tax rates for the six months ended March 31, 1998 and 1997, were 37.38% and 39.81%, respectively. The decrease in both the income tax expense and effective tax rate is directly attributable to the Company's purchase of tax advantaged securities, primarily bank qualified municipal securities and preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals and to make new loans and or investments. The Company is seeking to reduce its high level of liquidity, but continues to manage its balance sheet so there has been no need for unanticipated sales of assets.

The primary sources of funds for operations are deposits, borrowings, and principal and interest payments on loans, mortgage backed securities and other securities available for sale.

Net cash provided by operating activities was $.5 million for the six months ended March 31, 1998, a decrease of $.6 million from the comparable six month period last year. The change was principally the reduction in accrued expenses and other liabilities caused by a decrease in official bank checks outstanding. Official bank checks decreased principally as a result of the Company's payment of real estate taxes for mortgage borrowers using escrowed funds at September 30, 1997, and is somewhat offset by an increase in cash flows from financing activities, as the Company experienced a net increase in advance payments by borrowers for taxes and insurance of $1.5 million due to a change in school tax due dates.

Investing activities used $5.9 million in the six months ended March 31, 1998, as the Company continued to leverage its balance sheet by increasing earning assets, principally $4.2 million in securities, and $1.7 million in loans. Financing activities provided $5.8 million, as the Company experienced increases in deposits, long-term borrowings, short-term borrowings and advances by borrowers for taxes, somewhat offset by the purchase of treasury stock and payment of cash dividends on its common stock. For more details concerning the Company's cash flows, see "Consolidated Statements of Cash Flows."

An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $203.8 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and at March 31, 1998, deposit accounts having balances in excess of $100,000 totaled $19.6 million or less than 9.6% of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The OTS required minimum liquidity ratio is currently 4% and for the month of March 1998, the Bank exceeded that, maintaining an average liquidity ratio of 16.92%.

The Company anticipates that it will have sufficient funds to meet its current commitments. At March 31, 1998, the Company had commitments to originate loans of $3.6 million. In addition, the Company had undrawn commitments of $2.4 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at March 31, 1998, totaled $71.3 million, and management believes that a significant portion of such deposits will remain with the Company.

Although there are no minimum capital ratio requirements for the Company, the Bank is required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios at March 31, 1998, compared to the OTS minimum capital requirements:

                                       Actual                 Minimum
                                       ------                 -------
                                  Amount       %          Amount      %
                                  ------      ----        ------     ----
                                          (Dollars in Thousands)

Tangible Capital                 $61,166      20.9%      $ 4,394     1.5%
Core Capital                      61,166      20.9        11,717     4.0
Risk Based Capital                62,442      60.4         8,268     8.0

In November 1997, the Company received a regulatory waiver from the OTS to repurchase up to 5% or 241,117 shares of its common stock outstanding. The Company, as of March 31, 1998, had repurchased 220,500 shares under the current program, which expires April 18, 1998. The Company itself has adequate resources to repurchase the remaining 20,617 shares without dividends from the Bank. Furthermore, at March 31, 1998, the Bank could pay $26.6 million of dividends to the Company after notifying the OTS in writing.

IMPACT OF YEAR 2000

The Company's progress on its Year 2000 issue is continuing. The Company received additional guidance from its primary service provider, including a $25,000 cost estimate to be passed along to the Company as a "validation" fee. The testing program is quite extensive and will involve end-to-end testing. In addition, the Company has now determined that one of its modules will not be supported for Year 2000 compliance and will require migrating to upgraded versions. Upgraded programs are available, but management has not negotiated what these costs will be, however, it does not expect these costs to have a material impact on its consolidated financial condition or results of operations.

                   PART I - FINANCIAL INFORMATION (CONTINUED)

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk

The Company believes there have been no material changes in the Company's interest rate risk position since September 30, 1997. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

              TABLE #1 AVERAGE BALANCES, INTEREST, YIELD AND RATE

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totalled $75,000 in the three month period ended March 31, 1998; there were no tax equivalent adjustments in the comparable period. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                      THREE MONTH PERIODS ENDED
                                 --------------------------------------------------------------------
                                            March 31, 1998                 March 31, 1997
                                 -------------------------------   ----------------------------------
                                 Average                                        Average
                                 Balance    Interest  Yield/rate   Balance      Interest   Yield/rate
                                 -------    --------  ----------   -------      --------   ----------
                                                      (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net         $126,961     $2,534      7.98%    $125,069       $2,503      8.01%
  Mortgage-backed securities      89,256      1,530      6.86%      79,091        1,390      7.03%
  Other securities                68,710      1,224      7.13%      58,652          982      6.70%
  Federal funds sold and other       129          3      9.43%       6,878           88      5.19%
                                 -------     ------               --------       ------
  Total interest-earning assets  285,056      5,291      7.42%     269,690        4,963      7.36%
Allowance for loan losses         (1,900)    ------                 (1,845)      ------
Other assets, net                  9,621                             6,983
                                --------                          --------
  Total Assets                  $292,777                          $274,828
                                ========                          ========
Interest-Bearing Liabilities
  Savings deposits              $ 78,657     $  644      3.32%    $ 80,807       $  697      3.50%
  Money market                     6,412         50      3.16%       7,454           59      3.21%
  Now deposits                    11,043         67      2.46%       9,119           55      2.45%
  Certificates of deposit        101,637      1,417      5.65%      93,428        1,282      5.56%
  Short-term borrowings           10,065        144      5.80%         122            2      6.65%
  Long-term borrowings             4,624         58      5.09%          --
  Escrow and other                 1,587         10      2.56%       1,439            7      1.97%
                                --------     ------               --------       ------
  Total interest-bearing
    liabilities                  214,025      2,390      4.53%     192,369        2,102      4.43%
Non-interest bearing               4,886     ------                  3,646       ------
Other liabilities                  3,114                             2,822
Shareholders' equity              70,752                            75,991
                                --------                          --------
  Total Equity and Liabilities  $292,777                          $274,828
                                ========                          ========

  Net interest income                        $2,901                              $2,861
                                             ======                              ======
  Net interest rate spread                               2.89%                               2.93%
                                                         ====                                ====
  Net yield on average                                   4.13%                               4.30%
    interest-earning assets                              ====                                ====

  Average interest earning
    assets to average interest
      bearing liabilities         133.19%                           140.19%
                                ========                          ========
  Earning Assets/Total Assets      97.36%                            98.13%
                                ========                          ========

               TABLE #2 AVERAGE BALANCES, INTEREST, YIELD AND RATE

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totalled $94,000 in the six month period ended March 31, 1998; there were no tax equivalent adjustments in the comparable period. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                                        SIX MONTH PERIODS ENDED
                                                -----------------------------------------------------------------------
                                                          March 31, 1998                        March 31, 1997
                                                ---------------------------------     ---------------------------------
                                                Average                               Average
                                                Balance    Interest    Yield/rate     Balance    Interest    Yield/rate
                                                -------    --------    ----------     -------    --------    ----------
                                                                          (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                         $126,692    $ 5,085       8.03%       $125,346    $5,046       8.05%
  Mortgage-backed securities                      87,723      3,044       6.94%         65,860     2,321       7.05%
  Other securities                                69,143      2,440       7.06%         60,880     2,035       6.69%
  Federal funds sold and other                        86          4       9.33%         20,181       538       5.35%
                                                --------    -------                   --------    ------
  Total interest-earning assets                  283,644     10,573       7.46%        272,267     9,940       7.30%
Allowance for loan losses                         (1,888)                               (1,829)   ------
Other assets, net                                  9,196                                 6,736
                                                --------                              --------
  Total Assets                                  $290,952                              $277,174
                                                ========                              ========
Interest-Bearing Liabilities
  Savings deposits                              $ 78,446    $ 1,326       3.39%       $ 81,454    $1,420       3.50%
  Money market                                     6,669        106       3.19%          7,641       127       3.33%
  Now deposits                                    11,015        135       2.46%          9,167       112       2.45%
  Certificates of deposit                        100,789      2,841       5.65%         92,743     2,562       5.54%
  Short-term borrowings                           11,384        328       5.78%             61         2       6.58%
  Long-term borrowings                             2,312         59       5.12%             --
  Escrow and other                                 1,579         20       2.54%          1,494        15       2.01%
                                                --------    -------                   --------    ------
  Total interest-bearing                         212,194      4,815       4.55%        192,560     4,238       4.41%
    liabilities                                             -------                               ------
Non-interest bearing                               4,731                                 3,612
Other liabilities                                  2,930                                 2,600
Shareholders' equity                              71,094                                78,402
                                                --------                              --------
  Total Equity and Liabilities                  $290,949                              $277,174
                                                ========                              ========

  Net interest income                                       $ 5,758                               $5,702
                                                            =======                               ======
  Net interest rate spread                                                2.91%                                2.89%
                                                                          ====                                 ====
  Net yield on average                                                    4.07%                                4.20%
    interest-earning assets                                               ====                                 ====

  Average interest earning
    assets to average interest
      bearing liabilities                         133.67%                               141.39%
                                                ========                              ========
  Earning Assets/Total Assets                      97.49%                                98.23%
                                                ========                              ========

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 1998

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

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on February 17, 1998, there were 3,139,552 voting shares present in person or by proxy, which represented 67.81% of the Company's outstanding shares of 4,630,243. Votes were taken on the following shareholder proposals:

         Proposal #1 "Election of one director, to serve for a three year term and until his successor has been duly elected and qualified."

                                         Votes
                                          For          Withheld
                                       ---------       --------
            Richard A. Marshall        3,122,148        17,404

         The Board of Directors of the Company currently consists of six members. In addition to the director named above, continuing directors are Wilbur J. Cross, George P. Jones, Allan D. Oren, Hugh J. Quigley and Edward P. Stiefel.


         Proposal #2 "Ratification of the appointment of KPMG Peat Marwick LLP as auditors for the Company for the fiscal year ending September 30, 1998."

                        Votes          Votes
                         For          Against          Abstain
                      ---------       -------          -------
                      3,114,724        10,391           14,437

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


                                            CATSKILL FINANCIAL CORPORATION


Date: May 14, 1998                          /s/ WILBUR J. CROSS
                                            ------------------------------------
                                                Wilbur J. Cross
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)



Date: May 14, 1998                          /s/ DAVID J. DELUCA
                                            ------------------------------------
                                                David J. DeLuca
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)