Form 10-Q
period 1998-06-30
CATSKILL FINANCIAL CORP
filed 1998-08-12
CIK 1005512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998
                                                 -------------

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]   No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Shares, $.01 par value                    4,436,115
     -----------------------------                 ---------------
           (Title of class)                 (outstanding at July 31, 1998)

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                  June 30, 1998



INDEX
-----

PART I     FINANCIAL INFORMATION                                                               Page
------     ---------------------                                                               ----
Item 1.    Consolidated Interim Financial Statements

           Consolidated Statements of Financial Condition as of June 30, 1998
           (Unaudited) and September 30, 1997 ...............................................    1

           Consolidated Statements of Income for the three months and nine months ended
           June 30, 1998 and 1997 (Unaudited) ...............................................    2

           Consolidated Statements of Changes in Shareholders' Equity for the nine months
           ended June 30, 1998 and 1997 (Unaudited) .........................................    3

           Consolidated Statements of Cash Flows for the nine months ended June 30, 1998
           and 1997 (Unaudited) .............................................................    4

           Notes to Unaudited Consolidated Interim Financial Statements .....................    5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations .......................................................................    8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk .......................   20

PART II.   OTHER INFORMATION
--------   -----------------

Item 1.    Legal Proceedings ................................................................   23

Item 2.    Changes in Securities ............................................................   23

Item 3.    Default on Senior Securities .....................................................   23

Item 4.    Submission of Matters to a Vote of Security Holders ..............................   23

Item 5.    Other Information ................................................................   23

Item 6.    Exhibits and Reports on Form 8-K .................................................   23

           Signatures .......................................................................   24

                         CATSKILL FINANCIAL CORPORATION
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)

                       Assets                       June 30, 1998    September 30, 1997
                       ------                       -------------    ------------------
                                                     (Unaudited)
Cash and cash equivalents                             $   2,485          $   2,274
Securities available for sale, at fair value            164,052            148,114
Investment securities, at amortized cost:
     (Estimated fair value of $3,110 at June 30,
     1998, and $8,112 at September 30, 1997)              3,065              8,055
Stock in Federal Home Loan Bank of NY, at cost            1,954              1,762
Loans receivable, net                                   132,358            124,337
Accrued interest receivable                               2,716              2,303
Premises and equipment, net                               2,550              2,367
Real estate owned, net                                      125                248
Other assets                                                261                159
                                                      ---------          ---------
         Total Assets                                 $ 309,566          $ 289,619
                                                      =========          =========
         Liabilities and Shareholders' Equity
         ------------------------------------

Liabilities:
   Deposits:
     Non-interest bearing                             $   8,570          $   4,370
     Interest bearing                                   200,874            196,542
                                                      ---------          ---------
         Total Deposits                                 209,444            200,912
   Short-term borrowings                                 15,880             11,385
   Long-term borrowings                                  10,000                 --
   Advance payments by borrowers for property
         taxes and insurance                              2,478                533
   Accrued interest payable                                 142                 59
   Official bank checks                                   1,806              3,861
   Accrued expenses and other liabilities                 1,594              1,092
                                                      ---------          ---------
         Total Liabilities                            $ 241,344          $ 217,842
                                                      ---------          ---------
Shareholders' Equity
   Preferred stock, $.01 par value; authorized
     5,000,000 shares                                        --                 --
   Common stock, $.01 par value; authorized
     15,000,000 shares; 5,686,750 shares issued
     at June 30, 1998 and September 30, 1997                 57                 57
   Additional paid-in capital                            54,900             54,811
   Retained earnings, substantially restricted           36,760             34,915
   Common stock acquired by ESOP                         (4,095)            (4,209)
   Unearned management recognition plan (MRP)            (1,515)            (1,856)
   Treasury stock, at cost (1,200,635 shares at
     June 30, 1998, and 848,244 shares at
     September 30, 1997)                                (19,146)           (12,862)
   Net unrealized gain (loss) on securities
     available for sale, net of taxes                     1,261                921
                                                      ---------          ---------
         Total Shareholders' Equity                      68,222             71,777
                                                      ---------          ---------
         Total Liabilities and Shareholders' Equity   $ 309,566          $ 289,619
                                                      =========          =========

 See accompanying notes to unaudited consolidated interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           June 30,                     June 30,
                                                      1998         1997           1998           1997
                                                  -----------   -----------    -----------    -----------
                                                         (Unaudited)                   (Unaudited)
Interest and dividend income:
     Loans                                        $     2,596   $     2,496    $     7,681    $     7,542
     Securities available for sale                      2,606         2,411          7,754          6,332
     Investment securities                                 48           157            225            555
     Federal funds sold and other                           1             1              5            539
     Stock in Federal Home Loan Bank of NY                 36            27            101             64
                                                  -----------   -----------    -----------    -----------
          Total interest and dividend income            5,287         5,092         15,766         15,032
Interest expense:
     Deposits                                           2,213         2,172          6,642          6,408
     Short-term borrowings                                220            72            548             74
     Long-term borrowings                                  74            --            132             --
                                                  -----------   -----------    -----------    -----------
          Total interest expense                        2,507         2,244          7,322          6,482
                                                  -----------   -----------    -----------    -----------
Net interest income                                     2,780         2,848          8,444          8,550
Provision for loan losses                                  45            75            144            225
                                                  -----------   -----------    -----------    -----------
     Net interest income after provision
     for loan losses                                    2,735         2,773          8,300          8,325
                                                  -----------   -----------    -----------    -----------
Noninterest income:
     Recovery of Nationar loss contingency                 --            --             --            100
     Service fees on deposit accounts                      73            62            206            177
     Net securities gains                                  37            10             90             15
     Other income                                          52            36            125            114
                                                  -----------   -----------    -----------    -----------
          Total noninterest income                        162           108            421            406
                                                  -----------   -----------    -----------    -----------
Noninterest expense:
     Salaries and employee benefits                       900           773          2,578          2,191
     Advertising and business promotion                    15            55            104            139
     Net occupancy on premises                             85            84            256            249
     Federal deposit insurance premiums                     6             7             20             14
     Postage and supplies                                  83            53            229            185
     Outside data processing fees                         102            89            299            270
     Equipment                                             46            49            129            140
     Professional fees                                     64            81            168            213
     Other real estate expenses, net                        1           (22)           (58)           (43)
     Other                                                167           155            486            478
                                                  -----------   -----------    -----------    -----------
          Total noninterest expense                     1,469         1,324          4,211          3,836
                                                  -----------   -----------    -----------    -----------
          Income before taxes                           1,428         1,557          4,510          4,895
Income tax expense                                        454           608          1,606          1,937
                                                  -----------   -----------    -----------    -----------
          Net income                              $       974   $       949    $     2,904    $     2,958
                                                  ===========   ===========    ===========    ===========

Basic earnings per common share                   $       .24   $       .21    $       .70    $       .62
Diluted earnings per common share                 $       .24   $       .21    $       .68    $       .62

Weighted Average Common Shares-Basic                4,002,738     4,455,098      4,139,721      4,753,424
Weighted Average Common Shares-Diluted              4,134,109     4,551,073      4,268,945      4,808,055

 See accompanying notes to unaudited consolidated interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
                  (In thousands, except share data) (Unaudited)

                                                                                                            Net Unrealized
                                                          Retained       Common       Unearned                Gain (Loss)
                                            Additional    Earnings,       Stock       Management  Treasury   on Securities
                                             Paid-in    Substantially  Acquired by   Recognition   Stock,     AFS, net of
                                   Common    Capital     Restricted       ESOP          Plan      at Cost     taxes Stock    Total
                                  --------   --------    ----------     --------     ----------  ---------  -------------  --------
Balance at September 30, 1997     $  57      $54,811      $34,915       $(4,209)      $(1,856)   $(12,862)      $  921     $ 71,777

Net Income                                                  2,904                                                             2,904

Dividends paid on common stock                             (1,030)                                                           (1,030)

Allocation of ESOP stock
(11,363 shares)                                   89                        114                                                 203

Purchase of common stock
(356,792 shares)                                                                                   (6,351)                   (6,351)

Exercise of stock options
(4,401 shares issued, net)                                    (29)                                     67                        38

Amortization of unearned
MRP compensation                                                                          341                                   341

Change in net unrealized gain
(loss) on securities AFS,
net of taxes                                                                                                       340          340
                                  -----      -------      -------       -------       -------    --------       ------     --------

Balance at June 30, 1998          $  57      $54,900      $36,760       $(4,095)      $(1,515)   $(19,146)      $1,261     $ 68,222
                                  =====      =======      =======       =======       =======    ========       ======     ========

Balance at September 30, 1996     $  57      $54,864      $31,984       $(4,436)           --          --       $  (88)    $ 82,381

Net income                                                  2,958                                                             2,958

Dividends paid on common stock                               (668)                                                             (668)

Allocation of ESOP stock
(11,355 shares)                                   48                        114                                                 162

Grant of restricted shares
under MRP (178,732 shares)                      (167)                                  (2,234)      2,401                        --

Purchase of common stock
(966,976 shares)                                                                                  (14,283)                  (14,283)

Amortization of unearned MRP
compensation                                                                              303                                   303

Change in net unrealized
gain (loss) on securities AFS,
net of taxes                                                                                                       316          316
                                  -----      -------      -------       -------       -------    --------       ------     --------

Balance at June 30, 1997          $  57      $54,745      $34,274       $(4,322)      $(1,931)   $(11,882)      $  228     $ 71,169
                                  =====      =======      =======       =======       =======    ========       ======     ========

 See accompanying notes to unaudited consolidated interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                       Nine Months Ended
                                                                                            June 30,
                                                                                       1998          1997
                                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      (Unaudited)
  Net Income                                                                         $   2,904    $   2,958
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                             159          134
  Net accretion on securities                                                              (25)        (134)
  Provision for loan losses                                                                144          225
  MRP compensation expense                                                                 341          303
  ESOP compensation expense                                                                302          249
  Recovery of Nationar loss contingency                                                     --         (100)
  Gains on sale of other real estate owned                                                 (68)        (108)
  Gains on sales and calls of securities                                                   (90)         (15)
  Increase in other assets                                                                (515)        (646)
  Collection of deposits held at Nationar                                                   --          183
  Write-down on other real estate                                                           --           16
  Decrease in accrued expense and other liabilities                                     (1,796)      (1,206)
                                                                                     ---------    ---------
Net cash provided by operating activities                                                1,356        1,859
                                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of investment securities                            5,007        9,015
Net increase in loans receivable                                                        (8,417)      (1,697)
Capital expenditures, net                                                                 (342)        (618)
Purchase of stock in Federal Home Loan Bank                                               (192)        (603)
Purchase of AFS securities                                                             (63,855)    (101,880)
Proceeds from sale of securities available for sale                                     13,431        3,041
Proceeds from maturity/calls/paydown of AFS securities                                  35,151       55,726
Proceeds from sale of other real estate owned                                              443          531
                                                                                     ---------    ---------
Net cash used by investing activities                                                  (18,774)     (36,485)
                                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options                                             38           --
Net increase in deposits                                                                 8,532        2,503
Net increase in advance payments by borrowers for
 property taxes and insurance                                                            1,945          681
Increase in short-term borrowings                                                        4,495        9,415
Increase in long-term borrowings                                                        10,000           --
Cash dividends on common stock                                                          (1,030)        (668)
Purchase of common stock for treasury                                                   (6,351)     (14,283)
                                                                                     ---------    ---------
Net cash provided (used) by financing activities                                        17,629       (2,352)
                                                                                     ---------    ---------
Net increase (decrease) in cash and cash equivalents                                       211      (36,978)
Cash and cash equivalents at beginning of period                                         2,274       39,712
                                                                                     ---------    ---------
Cash and cash equivalents at end of period                                           $   2,485    $   2,734
                                                                                     =========    =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                                          $   7,255    $   6,483
   Taxes                                                                                 1,640        2,049
Transfer of loans to other real estate owned                                               252          452
Change in net unrealized gain (loss) on AFS securities, net of change in
deferred tax liability (benefit) of $227 and $211 respectively                             340          316

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

NOTE 2. EARNINGS PER SHARE

    On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 supercedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure and specifies additional disclosure requirements. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is considered outstanding and included in the computation of basic earnings per share as of the date they are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's stock options and unvested restricted stock. SFAS No. 128 requires restatement of all prior period earnings per share data presented. Unallocated ESOP shares are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations. The adoption of SFAS No. 128 did not have a material effect on the Company's consolidated financial position or results of operations.

    The following sets forth certain information regarding the calculation of basic and diluted earnings per share (EPS) calculations for the periods indicated:

                                                                        Nine months ended June 30,
                                                                        --------------------------
                                                               1998                                      1997
                                               -----------------------------------      -------------------------------------
                                                             Weighted     Per-                           Weighted      Per-
                                                  Net         Average     Share            Net            Average      Share
                                                Income        Shares      Amount         Income           Shares       Amount
                                               ---------     ---------    ------        ---------        ---------     ------
                                                                (In thousands, except share and per share data)
Basic EPS                                      $   2,904     4,139,721     $ .70        $   2,958        4,753,424     $ .62
Dilutive effect of potential common
  shares related to stock based
  compensation plans                                  --       129,224                         --           54,631
                                               ---------     ---------                  ---------        ---------
Diluted EPS                                    $   2,904     4,268,945     $ .68        $   2,958        4,808,055     $ .62
                                               =========     =========                  =========        =========
                                                                       Three months ended June 30,
                                                                       ---------------------------
                                                               1998                                      1997
                                               -----------------------------------      -------------------------------------
                                                             Weighted     Per-                           Weighted      Per-
                                                  Net         Average     Share            Net            Average      Share
                                                Income        Shares      Amount         Income           Shares       Amount
                                               ---------     ---------    ------        ---------        ---------     ------
                                                                (In thousands, except share and per share data)
Basic EPS                                      $     974     4,002,738     $ .24        $     949        4,455,098     $ .21
Dilutive effect of potential common
  shares related to stock based
  compensation plans                                  --       131,371                         --           95,975
                                               ---------     ---------                  ---------        ---------
Diluted EPS                                    $     974     4,134,109     $ .24        $     949        4,551,073     $ .21
                                               =========     =========                  =========        =========

NOTE 3. LONG-TERM BORROWINGS

    On January 8, 1998, the Bank borrowed $5.0 million at a rate of 5.07% (actual/360 days basis) under the FHLB's convertible advance program. The borrowing is secured by GNMA mortgage-backed securities with a carrying value of approximately $5.4 million. The borrowing has a contractual maturity of ten (10) years, however, it also includes an option on January 8, 2001, and quarterly thereafter, in which the FHLB can call the debt. The securities used as collateral for this convertible advance are being held in safekeeping at the FHLB.

    In addition, on June 16, 1998, the Bank borrowed $5.0 million at a rate of 4.95% (actual/360 day basis) from First Union Capital Markets under a callable reverse repurchase agreement. The borrowing is secured by FHLMC and FNMA mortgage backed securities with a carrying value of $5.6 million. The borrowing has a contractual maturity of ten (10) years, however, it also includes an option on June 16, 1999, and monthly thereafter in which First Union Capital Markets can call the debt. The securities used as collateral for this repurchase agreement are being held in safekeeping at First Union Capital Markets.

NOTE 4. IMPACT OF NEW ACCOUNTING STANDARDS

    In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirements benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the September 30, 1999, consolidated financial statements.

    In June 1998,  the FASB  issued  SFAS No. 133,  "Accounting  for  Derivative
    Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                  June 30, 1998

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

FINANCIAL CONDITION

Total assets were $309.6 million at June 30, 1998, an increase of $20.0 million, or 6.9% from the $289.6 million at September 30, 1997. The increase in assets was primarily in securities, and to a lesser extent, loans and was funded principally by increases in long-term and short-term borrowings and deposits.

Cash and cash equivalents were $2.5 million, an increase of $.2 million, or 8.7% from the $2.3 million at September 30, 1997. The change was principally from an increase in vault cash due to the opening of a new full service branch.

Total securities, which include securities held to maturity ("HTM") and securities available for sale ("AFS"), excluding Federal Home Loan Bank stock, were $167.1 million, an increase of $10.9 million, or 7.0% over the $156.2 million as of September 30, 1997. The increase in securities consisted of a $15.9 million increase in AFS securities, primarily due to the Company's purchase of municipal securities which provided the Company higher tax equivalent yields with longer call protection and one-year treasury indexed teaser rate adjustable mortgage-backed securities (ARM's). In addition, the Company experienced a $5.0 million decrease in HTM securities from scheduled maturities and calls. Consequently, as of June 30, 1998, 98.2% of the Company's investment portfolio excluding the Federal Home Loan Bank Stock was classified as AFS, compared to 94.8% as of September 30, 1997.

Loans receivable were $134.3 million as of June 30, 1998, an increase of $8.1 million or 6.4% over the $126.2 million as of September 30, 1997. The following table shows the loan portfolio composition as of the respective balance sheet dates:


                                            June 30,   September 30,
                                              1998         1997
                                           ---------    ---------
                                               (In thousands)
   Real Estate Loans
       One-to-four family                  $ 109,414    $ 102,232
       Multi-family and commercial             5,562        4,691
       Construction                              912        1,306
                                           ---------    ---------
           Total real estate loans           115,888      108,229
   Consumer Loans                             18,311       18,410
   Commercial Loans                              407           63
                                           ---------    ---------
           Gross Loans                       134,606      126,702
   Less: Net deferred loan fees                 (326)        (476)
                                           ---------    ---------
           Total loans receivable          $ 134,280    $ 126,226
                                           =========    =========

One-to-four family loans increased $7.2 million, or 7.0%, as the Company aggressively promoted a 15 year fixed rate mortgage product with a preferred rate for borrowers who have their monthly payments automatically deducted from a checking account with the Bank.

The increase in multi-family and commercial loans was principally represented by loans to refinance a stripmall and a fitness complex in the Company's primary market area, while the decrease in construction loans principally resulted from seasonal differences as existing construction loans were reclassified as one-to-four family loans once construction was completed and the loans converted to an amortizing mortgage.

Commercial loans increased as the Company began offering unsecured lines of credit to its commercial deposit customers.

Non-performing assets at June 30, 1998 were $.7 million, or .22% of total assets, compared to the $1.2 million or .40% of total assets at September 30, 1997. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                            June 30,   September 30,
                                              1998         1997
                                             ------       ------
                                                (In thousands)

Non-performing loans:
    One-to-four family                       $  501       $  780
    Multi-family and commercial                  --           --
    Consumer                                     54          137
                                             ------       ------
        Total non-performing loans              555          917
                                             ------       ------

Foreclosed assets, net:
    One-to-four family                          125          225
    Multi-family and commercial                  --           23
                                             ------       ------
        Total foreclosed assets, net            125          248
                                             ------       ------

        Total non-performing assets          $  680       $1,165
                                             ======       ======

        Total non-performing loans
          as a % of total loans                 .41%         .73%

        Total non-performing assets
          as a % of total assets                .22%         .40%

The decrease in non-performing loans at June 30, 1998 as compared to September 30, 1997 was attributable principally to loan payouts and the foreclosure of three loans which resulted in the Company acquiring title to the mortgaged property. The net realizable value of the properties, totalling $252,000, was transferred to other real estate, and $56,000, representing the excess of the carrying value of the related loan over the net realizable value of the property, was charged against the allowance for loan losses. In addition, during the nine months ended June 30, 1998, the Company sold eight parcels of other real estate which reduced real estate owned by $375,000. The following table summarizes the activity in other real estate for the periods presented:

                                           Nine Months Ended June 30,
                                           --------------------------
                                               1998         1997
                                              -----        -----
                                                (In thousands)

Other real estate beginning of
  period                                      $ 248        $ 357
Transfer of loans to other real
  estate owned                                  252          452
Write-downs                                      --          (16)
Sales of other real estate, net                (375)        (423)
                                              -----        -----
Other real estate end of period               $ 125        $ 370
                                              =====        =====

The allowance for loan losses was $1.9 million, or 1.43% of period end loans at June 30, 1998, and provided coverage of non-performing loans of 346.3%, compared to coverage of 206.0% as of September 30, 1997. The following summarizes the activity in the allowance for loan losses:

                                           Nine Months Ended June 30,
                                           --------------------------
                                               1998         1997
                                              -----        -----
                                                (In thousands)

Allowance at beginning of the period        $ 1,889       $ 1,833
    Charge-offs                                (121)         (230)
    Recoveries                                   10            34
                                            -------       -------
        Net charge-offs                        (111)         (196)
    Provision for loan losses                   144           225
                                            -------       -------
Allowance at end of the period              $ 1,922       $ 1,862
                                            =======       =======

Total deposits were $209.4 million at June 30, 1998, an increase of $8.5 million, or 4.2% from the $200.9 million at September 30, 1997. The following table shows the deposit composition as of the respective balance sheet dates:

                                 June 30, 1998                 September 30, 1997
                         -----------------------------   ------------------------------
                         (In thousands)  % of Deposits   (In thousands)   % of Deposits
Savings                    $ 79,946          38.2%         $ 79,448           39.6%
Money market                  5,684           2.7             7,115            3.5
NOW                          11,783           5.6            10,438            5.2
Non-interest demand           8,570           4.1             4,370            2.2
Certificates of deposits    103,461          49.4            99,541           49.5
                           --------         -----          --------          -----
                           $209,444         100.0%         $200,912          100.0%
                           ========         =====          ========          =====

The growth in deposits was principally related to the opening of our fourth and fifth full service branches in December 1996 and April 1998, respectively, as deposits at other offices decreased $.2 million since September 30, 1997. The Company experienced growth in checking accounts, and certificates of deposits, offset somewhat by a reduction in its money market accounts. The increase in checking accounts resulted principally from offering employees cash incentives for new accounts as well as promoting certain loan products at a preferred loan rate if the customer's payment is directly charged to a checking account. The increase in CD's is principally from the Company's promotion of a 15-month product at a premium rate, to retain maturing longer-term CD's and to satisfy demand in the Company's market for higher yields.

The Company increased its borrowings, which are principally with the Federal Home Loan Bank of New York ("FHLB"), to $25.9 million at June 30, 1998, an increase of $14.5 million from the $11.4 million at September 30, 1997. The additional borrowings were used to fund the Company's stock repurchase program and the growth in earning assets as the Company continues to leverage its capital. In January 1998, the Company began converting a portion of its short-term borrowings to long-term borrowings principally through convertible (callable) advances. The borrowings are secured by mortgage-backed securities, and have contractual maturities of ten years, however, they include options, which give the lender the right to call the debt after a specified lock-out period. The Company has entered into two such borrowings, each in the amount of $5 million, which have lock-outs of three and one year, respectively. Short-term borrowings were $15.9 million at June 30, 1998, an increase of $4.5 million, or 39.5%, from the $11.4 million at September 30, 1997. As of June 30,

1998, the Company still has additional available credit of $2.4 million under its overnight line and $10.3 million under its one month advance program with the FHLB.

Shareholders' equity at June 30, 1998 was $68.2 million, a decrease of $3.6 million, or 5.0% from the $71.8 million at September 30, 1997. The decrease was principally caused by the Company's repurchase of 356,792 of its common shares at a cost of $6.4 million, somewhat offset by the $1.9 million of net income retained after cash dividends and a $.3 million change in the Company's net unrealized gain (loss) on securities available for sale, net of taxes. The Company also recorded a $.6 million increase in shareholders' equity due to the amortization of restricted stock awards, the exercise of stock options and the allocation of shares under the Company's ESOP.

Shareholders' equity as a percent of total assets was 22.0% at June 30, 1998 compared to 24.8% at September 30, 1997. Book value per common share was $15.72 excluding unvested shares of the Company's restricted stock plan ("MRP"), and was $17.35 excluding unallocated ESOP shares and unvested MRP shares.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 1998 AND
1997

GENERAL

For the three months ended June 30, 1998, the Company recorded net income of $974,000, an increase of $25,000, or 2.6%, compared to the three month period ended June 30, 1997. Basic and diluted earnings per share were $.24, an increase of 14.3% compared to basic and diluted earnings per share of $.21 for the three months ended June 30, 1997. For the three months ended June 30, 1998, weighted average common shares - basic were 4,002,738, down 452,360, or 10.2%, due to the Company's share repurchase programs.

Annualized return on average assets for the three months ended June 30, 1998 and 1997, was 1.29% and 1.37%, respectively, and return on average equity was 5.73% and 5.29%, respectively.

NET INTEREST INCOME

Net interest income on a full tax equivalent basis for the three months ended June 30, 1998, was $2.9 million, an increase of $95,000, or 3.3%, when compared to the three months ended June 30, 1997. The increase was principally volume related as the Company increased its average earning assets $20.1 million, more than offsetting the loss of net interest income from the Company funding its stock repurchase program. The Company funded the share repurchases, along with its growth in earning assets, principally with borrowings and, to a lesser extent, deposit growth.

Interest income for the three months ended June 30, 1998 was $5.5 million on a tax equivalent basis, an increase of $358,000, or 7.0%, over the comparable period last year. The $20.1 million increase in the average volume of earning assets had a direct positive effect on interest income as the Company sought to leverage its excess capital, offset somewhat by a two basis point drop in the yield on average earning assets.

Average earning assets increased in both the securities and loan portfolios, which on average grew 9.8% and 4.3%, respectively. Loan growth was principally due to the promotion of a 15 year fixed rate mortgage product, which increased volume, but adversely impacted the loan portfolio yield since the loans were written at rates below the average portfolio yield. In addition, the Company experienced higher loan prepayments, and refinancing of its existing portfolio, which caused the yield on the loan portfolio to decrease two basis points to 7.99%. Average mortgage backed securities were $90.9 million for the three months ended June 30, 1998, an increase of $6.1 million, or 7.2%, from the comparable period. The average yield on mortgage-backed securities was 6.63%, down 48 basis points from the comparable period. The average yield declined 48 basis points, as the Company has been purchasing one year Treasury indexed teaser rate ARM's, consequently 24.5% of the average mortgage-backed securities portfolio represent teaser rate ARM's. The teaser ARM's were purchased during the initial teaser rate period, consequently the initial average interest rate and yield will be less than the fully indexed rate and yield. The Company had no teaser ARM's in the comparable period. Management expects the average yield of these ARM's to increase as they adjust to their fully indexed rate; however, the actual increase will depend upon the level of the one-year constant maturity treasury index when the rates adjust. Average other securities increased $8.6 million, or 13.3%, as the Company purchased longer call protected bank qualified municipal securities to increase yields and reduce reinvestment risk if rates decline. The average yield on the other securities portfolio for the three months ended June 30, 1998, was 7.31%, an increase of 62 basis points from the comparable period, as the Company replaced securities called and/or matured with higher yielding municipals. Municipal securities now represent 32.0% of average other securities, compared to less than 1% in the comparable period.

Interest expense for the three months ended June 30, 1998, was $2.5 million, an increase of $263,000, or 11.7%. The change was principally due to an increase in the average volume of interest bearing liabilities as the Company only experienced an increase of 1 basis point in its cost of funds. Average interest bearing liabilities were $223.9 million, an increase of $23.1 million, or 11.5%, as the Company borrowed in order to fund the Company's stock repurchase program and earning asset growth. Average long-term borrowings were up $5.8 million, as the Company began converting a portion of its short-term borrowings to long-term borrowings, principally through convertible (callable) advances. There were no long-term borrowings in the comparable period. Average short-term borrowings were $15.5 million for the three months ended June 30, 1998, while there were only $5.0 million of short-term borrowings in the comparable three month period. In addition, the Company's average CD's increased $6.0 million, or 6.2%, as the Company's customers continue to move toward higher costing CD's and away from lower costing deposits. The one basis point increase in the cost of funds was caused by the increase in the level of borrowings and CD's, which represent the Company's highest cost funding sources. The Company was able to offset most of the increase in the change in funding composition by reducing its savings and now deposit rates. The average rate paid on CD's also increased by 4 basis points due to competitive pressures and a special 15 month CD program which offered premium rates.

The Company's net yield on average earning assets was 4.01% for the three months ended June 30, 1998, down 15 basis points compared to 4.16% for the comparable period of the prior year. The decrease was principally caused by the Company's stock repurchase program, which reduced the level of no-cost funding sources, and consequently increased the amount of average earning assets funded by interest bearing liabilities. For the three months ended June 30, 1998, the Company had $70.7 million of average earning assets with no funding costs, a decrease of $3.0 million, or 4.1%, from the $73.7 million for the three months ended June 30, 1997. The Company also experienced a 3 basis point decline in its net spread, as its cost of funds increased one basis point while its yield on earning assets decreased two basis points. The cost of funds increase was principally caused by the change in funding mix as average borrowings, one of the Company's highest cost funding sources, represented 9.5% of interest bearing liabilities for the three months ended June 30, 1998, compared to only 2.5% for the comparable three month period.

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

The provision for loan losses was $45,000 for the three months ended June 30, 1998, a decrease of $30,000 from the comparable period of the prior year. The decrease is principally attributable to a reduction in net charge-offs to $29,000 for the three months ended June 30, 1998, down $20,000, or 40.8%, compared to the comparable quarter of the prior year. In addition, the Company has reduced its non-performing loans $397,000, or 41.7% since June 30, 1997, so the allowance represents 346.3% of non-performing loans at June 30, 1998, as compared to 195.7% as of June 30, 1997.

NON-INTEREST INCOME

Non-interest income was $162,000 for the three months ended June 30, 1998, an increase of $54,000 or 50.0% from the three months ended June 30, 1997. The increase was principally higher securities gains and service charge income. Security gains were $37,000, an increase of $27,000, as the Company recorded gains on securities called at a premium, as well as net gains realized on securities sold for balance sheet management purposes. Service fee income was up $11,000, or 17.7%, principally from the Company's strategy of increasing the number of non-interest bearing deposit accounts.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 1998 was $1,469,000, an increase of $145,000, or 11.0%, over the comparable period last year, principally from increased personnel and supply costs, somewhat offset by lower advertising expenses.

Salaries and employee benefits for the quarter ended June 30, 1998 increased $127,000, or 16.4%, compared to the period ended June 30, 1997, principally from higher staffing and ESOP compensation costs as well as the implementation of an executive supplemental retirement plan. Staffing costs increased approximately $36,000 from hiring additional staff for our new full service supermarket branch. In addition, the Company increased its sales staff and implemented product specific sales incentive programs to target sales and reduce the cost of its overall advertising program. ESOP compensation increased $13,000, or 15.0%, due to the higher average market price of the Company's stock. In April 1998, the Company implemented an Executive Supplemental Retirement Plan, which restores retirement benefits otherwise capped by the Company's qualified pension plan. The cost of the new defined contribution plan increased costs approximately $20,000.

Postage and supplies increased $30,000, or 56.6%, as the Company experienced start-up costs and other promotional costs related to its new supermarket branch, which opened in April 1998. Advertising costs were down $40,000, as the Company implemented a new sales incentive program, and substantially reduced its print media advertising costs.

INCOME TAX EXPENSE

Income tax expense for the three months ended June 30, 1998, was $454,000, a decrease of $154,000, or 25.3%, from the comparable period last year. The Company's effective tax rates for the three months ended June 30, 1998 and 1997, were 31.79% and 39.05%, respectively. The decreases were principally the impact of the Company's purchase of tax exempt securities, primarily bank qualified municipal securities.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL

For the nine months ended June 30, 1998, the Company recorded net income of $2,904,000, a decrease of $54,000 or 1.8%, compared to the nine month period ended June 30, 1997. The decrease was principally caused by certain non-recurring items which increased net income in the nine months ended June 30, 1997, by approximately $117,000. Basic and diluted earnings per share were $.70 and $.68 respectively for the nine months ended June 30, 1998, compared to basic and diluted earnings per share of $.62 for the nine months ended June 30, 1997. Weighted average common shares - basic for the nine months ended June 30, 1998, were 4,139,721, a decrease of 613,703 or 12.9% from the 4,753,424 for the comparable period ended June 30, 1997. The decrease was principally attributable to the share repurchase programs under which the Company, through June 30, 1998, had purchased 1,386,268 shares or 24.4% of the shares issued in its initial public offering. The aggregate cost to the Company was $21.7 million, or an average of $15.62 per common share repurchased.

Annualized return on average assets for the nine months ended June 30, 1998 and 1997, was 1.32% and 1.42%, respectively, and return on average equity was 5.54% and 5.19%, respectively.

NET INTEREST INCOME

Net interest income on a full tax equivalent basis for the nine months ended June 30, 1998, was $8.7 million, an increase of $151,000, or 1.8%, when compared to the nine months ended June 30, 1997. The increase was primarily volume related as the Company increased its average earning assets $14.3 million, more than offsetting the loss of net interest income due to the Company's funding of its stock repurchase program. The Company funded the cost of the share repurchases, along with its growth in earning assets principally with borrowings and, to a lesser extent, deposit growth.

Interest income on a tax equivalent basis for the nine months ended June 30, 1998, was $16.0 million, an increase of $991,000, or 6.6%, over the comparable nine month period. The increase was principally volume related, with average earning assets up $14.3 million, or 5.2%. In addition, interest income benefitted from a deliberate shift of asset mix, as the Company reduced its average federal funds and other short-term investments and increased its mortgage-backed securities portfolio. Average mortgage-backed securities represented 30.9% of average earning assets for the nine months ended June 30, 1998, compared to 26.4% for the comparable period of the prior year, while federal funds sold and other declined from 5.0% to less than .1% of average earning assets between the periods. The average yield on mortgage-backed securities during the nine months ended June 30, 1998, was 6.83%, down 24 basis points from the comparable period, but still higher than the yield of 5.34% earned on average federal funds sold in the nine months ended June 30, 1997. Mortgage-backed securities yields declined 24 basis points principally from the Company's purchase of $25.4 million of Treasury indexed teaser rate ARM's, which yield much less than the fully indexed rate. The Company's mortgage backed securities portfolio had no teaser ARM's in the comparable period. Management expects the average yield of these ARM's to increase as they adjust to their fully indexed rate; however, the actual increase will depend upon the level of the one year constant maturity treasury index when the rates adjust and the securities prepayments. Average other securities increased $8.4 million, or 13.5%. In addition, the yield on other securities increased 46 basis points to 7.15%, as the Company has been purchasing longer call protected municipal securities to increase yields and reduce reinvestment risk if rates decline.

Interest expense for the nine months ended June 30, 1998, was $7.3 million, an increase of $840,000, or 13.0%. The increase was principally volume related as the Company increased average interest bearing liabilities $20.8 million, or 10.6%. The increases were to fund the Company's share repurchase program, as well as to fund earning asset growth.

Average long-term borrowings were up $3.5 million, as the Company converted a portion of its short-term borrowings to long-term borrowings principally through convertible (callable) advances, there were no long-term borrowings in the comparable nine month period. Average short-term borrowings increased $11.0 million, and now represent 5.9% of average interest bearing liabilities. In addition, the Company's average CD's increased $7.4 million, or 7.8%, as the Company's customers continue to move toward higher costing CD's and away from lower costing deposits, such as savings and money market accounts. The Company also experienced an increase of 9 basis points in its cost of funds, principally caused by an increase in the level of borrowings and CD's, which represent the Company's highest cost funding sources.

The Company's net yield on average earning assets was 4.05% for the nine months ended June 30, 1998, down 14 basis points compared to 4.19% for the comparable period of the prior year. The decrease was principally caused by the Company's stock repurchase program, which reduced the level of no-cost funding sources, and consequently increased the amount of average earning assets funded by interest bearing liabilities. For the nine months ended June 30, 1998, the Company had $71.2 million of average earning assets with no funding costs, a decrease of $6.5 million, or 8.4%, from the $77.7 million for the comparable nine month period. The Company did, however, increase its net spread 1 basis points to 2.91%, as the Company's change in asset mix increased yields on earning assets more than offsetting the increase in the cost of funds caused by the change in funding mix to more borrowings, its highest cost funding source.

For more information on average balances, interest, yield and rate, please refer to Table #2 included in this report.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $144,000 for the nine months ended June 30, 1998, a decrease of $81,000 from the comparable nine month period. The decrease was primarily the result of a $85,000, or 43.4%, reduction in net charge-offs to $111,000. In addition, the Company has reduced its non-performing loans
$397,000, or 41.7% since June 30, 1997, so that the allowance now represents 346.3% of non-performing loans at June 30, 1998, as compared to 195.7% as of June 30, 1997.

NON-INTEREST INCOME

Non-interest income was $421,000 for the nine months ended June 30, 1998, an increase of $15,000, or 3.7%, from the comparable period. The increase was principally higher securities gains and service charge income, offset somewhat by the reduction in Nationar recoveries. The increase in securities gains was principally gains on securities called at a premium along with net gains realized on securities sold for various balance sheet management purposes. Service charges increased principally from the Company promoting non-interest bearing accounts, which has substantially increased the number of accounts. In the nine months ended June 30, 1997, the Company recovered $100,000 from its Nationar reserve, there were no such recoveries in the nine months ended June 30, 1998.

NON-INTEREST EXPENSE

Non-interest expense for the nine months ended June 30, 1998, was $4,211,000, an increase of $375,000, or 9.8%, over the comparable nine month period. Increases in personnel and supply costs were somewhat offset by reductions in professional fees.

Salaries and employee benefits for the nine months ended June 30, 1998, increased $387,000, or 17.7%, principally from staffing new branches and the increased cost of the Company's stock based compensation plans. Furthermore, results for the nine months ended June 30, 1997, benefitted from an insurance refund, which reduced that period's medical insurance costs. During that period, the Company changed insurance carriers and received a refund of $95,000 due to favorable claims experience. There were no such refunds in the comparable period ended June 30, 1998. Stock based compensation costs increased $91,000, or 16.5%. ESOP compensation increased $53,000, or 21.3%, due to an increase in the average market price of the Company's common stock. The cost of the MRP plan increased $38,000, principally because the plan was only outstanding for a portion of the nine months ended June 30, 1997, as the plan was approved at a special meeting of shareholders on October 24, 1996 ("special meeting"), and became effective, immediately thereafter. Postage and supplies increased $44,000, or 23.8%, as the Company incurred start-up and other promotional costs related to its new supermarket branch.

Professional fees were $168,000, a decrease of $45,000, or 21.1%, principally from the costs associated with the special meeting held in the nine months ended June 30, 1997; there was no such meeting in the nine months ended June 30, 1998.

INCOME TAX EXPENSE

Income tax expense for the nine months ended June 30, 1998, was $1,606,000, a decrease of $331,000, or 17.1%, from the comparable nine month period. The Company's effective tax rates for the nine months ended June 30, 1998 and 1997, were 35.61% and 39.57%, respectively. The decrease in the effective tax rate and a portion of the income tax expense is attributable to the Company's purchase of tax exempt securities, primarily bank qualified municipal securities and preferred stock. In addition, income tax expense was down due to the $385,000, or 7.8%, reduction in income before income taxes in the nine month period ended June 30, 1998.

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

The primary sources of funds for operations are deposits, borrowings, principal and interest payments on loans, mortgage backed securities and other securities available for sale.

Net cash provided by operating activities was $1.4 million for the nine months ended June 30, 1998, a decrease of $.5 million from the comparable nine month period last year. The change was principally the reduction in accrued expenses and other liabilities caused by a decrease in official bank checks outstanding. Official bank checks decreased principally as a result of the Company's payment of real estate taxes for mortgage borrowers using escrowed funds at September 30, 1997, and is somewhat offset by an increase in cash flows from financing activities, as the Company experienced a net increase in advance payments by borrowers for taxes and insurance of $1.2 million due to a change in school tax payment dates.

Investing activities used $18.8 million in the nine months ended June 30, 1998, as the Company continued to leverage its balance sheet by increasing earning assets, principally $10.2 million in securities, and $8.4 million in loans. Financing activities provided $17.6 million, as the Company experienced increases in deposits, long-term borrowings, short-term borrowings and advances by borrowers for taxes, somewhat offset by the purchase of treasury stock and payment of cash dividends on its common stock. For more details concerning the Company's cash flows, see "Consolidated Statements of Cash Flows."

An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $209.4 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of June 30, 1998, deposit accounts having balances in excess of $100,000 totaled $22.4 million, or less than 10.7%, of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The OTS required minimum liquidity ratio is currently 4% and for the month of June 1998, the Bank exceeded that, maintaining an average liquidity ratio of 8.96%.

The Company anticipates that it will have sufficient funds to meet its current commitments. At June 30, 1998, the Company had commitments to originate loans of $4.4 million. In addition, the

Company had undrawn commitments of $2.7 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at June 30, 1998, totaled $74.2 million, and management believes that a significant portion of such deposits will remain with the Company.

Although there are no minimum capital ratio requirements for the Company, the Bank is required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios at June 30, 1998, compared to the OTS minimum capital requirements:

                          Actual              Minimum
                          ------              -------
                      Amount       %       Amount       %
                      ------      ---      ------      ---
                            (Dollars in Thousands)

Tangible Capital     $60,098     19.6%    $ 4,596     1.5%
Core Capital          60,098     19.6      12,257     4.0
Risk Based Capital    61,379     56.1       8,569     8.0

In April 1998, the Company notified the OTS of its intent to repurchase up to 5% or 229,281 shares of its common stock outstanding. The Company, as of June 30, 1998, had repurchased 99,500 shares under the current program, which expires April 18, 1999. The Company itself has adequate resources to repurchase the remaining 129,781 shares without dividends from the Bank. Furthermore, at June 30, 1998, the Bank could pay $25.5 million of dividends to the Company after notifying the OTS in writing.

IMPACT OF YEAR 2000

The Company's progress on its Year 2000 issue is continuing. The Company received additional guidance from its primary service provider, including a $25,000 cost to be passed along to the Company as a "validation" fee. The testing program is quite extensive and will involve end-to-end testing, which is expected to begin in November 1998. In addition, the Company has now determined that one of its modules will not be supported for Year 2000 compliance and will require migrating to upgraded versions. Upgraded programs are available, but management has not negotiated what these costs will be, however, it does not expect these costs to have a material impact on its consolidated financial condition or results of operations. The Company expects its mission critical systems to be compliant by June 1999, and all others by September 1999.

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

               TABLE #1 AVERAGE BALANCES, INTEREST, YIELD AND RATE

    The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totalled $163,000 in the three month period ended June 30, 1998; there were no tax equivalent adjustments in the comparable period. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                                             THREE MONTH PERIODS ENDED
                                               -----------------------------------------------------------------------------------
                                                            June 30, 1998                               June 30, 1997
                                               ----------------------------------------     --------------------------------------
                                               Average                                      Average
                                               Balance      Interest         Yield/Rate     Balance        Interest      Yield/Rate
                                               -------      --------         ----------     -------        --------      ----------
                                                                          (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                       $129,976      $  2,596            7.99%       $124,578        $2,496         8.01%
  Mortgage-backed securities                    90,940         1,507            6.63%         84,819         1,507         7.11%
  Other securities                              73,637         1,346            7.31%         65,004         1,088         6.69%
  Federal funds sold and other                      50             1            8.11%            112             1         3.62%
                                              --------      --------                        --------         -----
  Total interest-earning assets                294,603         5,450            7.40%        274,513         5,092         7.42%
                                                            --------                                         -----
Allowance for loan losses                      (1,912)                                        (1,854)
Other assets, net                                9,130                                         5,832
                                              --------                                      --------
  Total Assets                                $301,821                                      $278,491
                                              ========                                      ========
Interest-Bearing Liabilities
  Savings deposits                            $ 79,426          $644            3.25%       $ 79,910          $697         3.50%
  Money market                                   5,978            47            3.15%          7,202            57         3.17%
  Now deposits                                  11,951            68            2.28%          9,625            59         2.46%
  Certificates of deposit                      102,710         1,440            5.62%         96,729         1,346         5.58%
  Short-term borrowings                         15,479           220            5.70%          5,024            72         5.75%
  Long-term borrowings                           5,833            74            5.09%             --
  Escrow and other                               2,532            14            2.22%          2,290            13         2.28%
                                              --------      --------                        --------         -----
  Total interest-bearing liabilities           223,909         2,507            4.49%        200,780         2,244         4.48%
                                                            --------                                         -----
Non-interest bearing                             6,623                                         4,157
Other liabilities                                3,074                                         1,621
Shareholders' equity                            68,215                                        71,933
                                              --------                                      --------
  Total Equity and Liabilities                $301,821                                      $278,491
                                              ========                                      ========
  Net interest income                                       $  2,943                                        $2,848
                                                            ========                                        ======
  Net interest rate spread                                                      2.91%                                      2.94%
                                                                                ====                                       ====
  Net yield on average
    interest-earning assets                                                     4.01%                                      4.16%
                                                                                ====                                       ====
  Average interest earning
    assets to average interest
    bearing liabilities                         131.57%                                       136.72%
                                              ========                                      ========
  Earning Assets/Total Assets                    97.61%                                        98.57%
                                              ========                                      ========

               TABLE #2 AVERAGE BALANCES, INTEREST, YIELD AND RATE

    The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totalled $257,000 in the six month period ended June 30, 1998; there were no tax equivalent adjustments in the comparable period. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                                              NINE MONTH PERIODS ENDED
                                               -----------------------------------------------------------------------------------
                                                            June 30, 1998                               June 30, 1997
                                               ----------------------------------------     --------------------------------------
                                               Average                                      Average
                                               Balance      Interest         Yield/Rate     Balance        Interest      Yield/Rate
                                               -------      --------         ----------     -------        --------      ----------
                                                                          (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                       $127,786      $ 7,681            8.01%       $125,090        $7,542           8.04%
  Mortgage-backed securities                    88,795        4,551            6.83%         72,180         3,828           7.07%
  Other securities                              70,641        3,786            7.15%         62,255         3,123           6.69%
  Federal funds sold and other                      74            5            9.03%         13,491           539           5.34%
                                              --------      -------                        --------        ------
  Total interest-earning assets                287,296       16,023            7.44%        273,016        15,032           7.34%
                                                            -------                                        ------
Allowance for loan losses                       (1,896)                                      (1,837)
Other assets, net                                9,174                                        6,435
                                              --------                                     --------
  Total Assets                                $294,574                                     $277,614
                                              ========                                     ========
Interest-Bearing Liabilities
  Savings deposits                            $ 78,773      $ 1,970            3.34%       $ 80,940        $2,116           3.50%
  Money market                                   6,438          153            3.18%          7,495           184           3.28%
  Now deposits                                  11,327          203            2.40%          9,320           171           2.45%
  Certificates of deposit                      101,430        4,281            5.64%         94,072         3,909           5.56%
  Short-term borrowings                         12,749          548            5.75%          1,715            74           5.77%
  Long-term borrowings                           3,486          133            5.10%             --
  Escrow and other                               1,897           34            2.40%          1,760            28           2.13%
                                              --------      -------                        --------        ------
  Total interest-bearing liabilities           216,100        7,322            4.53%        195,302         6,482           4.44%
                                                            -------                                        ------
Non-interest bearing                             5,361                                        3,794
Other liabilities                                2,979                                        2,272
Shareholders' equity                            70,134                                       76,246
                                              --------                                     --------
  Total Equity and Liabilities                $294,574                                     $277,614
                                              ========                                     ========

  Net interest income                                       $ 8,701                                        $8,550
                                                            =======                                        ======
  Net interest rate spread                                                     2.91%                                        2.90%
                                                                               ====                                         ====
  Net yield on average
    interest-earning assets                                                    4.05%                                        4.19%
                                                                               ====                                         ====
  Average interest earning
    assets to average interest
    bearing liabilities                         132.95%                                      139.79%
                                              ========                                     ========
  Earning Assets/Total Assets                    97.53%                                       98.34%
                                              ========                                     ========

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q

                                  JUNE 30, 1998

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

Item 2.   Changes in Securities

                  None

Item 3.   Defaults on Senior Securities

                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

                  None

Item 5.   Other Information

                  None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

      (10.1) Employment  agreement dated April 1, 1998, by and between  Catskill
             Financial Corporation and Wilbur J. Cross.

      (10.2) Employment  agreement dated April 1, 1998, by and between  Catskill
             Savings Bank and Wilbur J. Cross.

      (10.3) Catskill Financial  Corporation  Supplemental  Executive Retirement
             Plan.

      (10.4) Catskill Financial  Corporation  Supplemental  Executive Retirement
             Plan Trust.

      (11)   Computation of Net Income per Common Share

      (27)   Financial Data Schedule (included only in EDGAR filing)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CATSKILL FINANCIAL CORPORATION


Date: August 14, 1998               /s/ Wilbur J. Cross
                                    ------------------------------------
                                        Wilbur J. Cross
                                        Chairman of the Board, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)


Date: August 14, 1998               /s/ David J. DeLuca
                                    ------------------------------------
                                        David J. DeLuca
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)