Form 10-K
period 1998-09-30
CATSKILL FINANCIAL CORP
filed 1998-12-29
CIK 1005512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendments to this Form 10K. [X]

As of December 18, 1998, the aggregate market value of the voting stock held by non-affiliates (based upon reported beneficial ownership of all directors and executive officers of the registrant; this determination does not however, constitute an admission of affiliated status for any of these individual stockholders) of the registrant, excluding unallocated ESOP shares, was approximately $48.2 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 Common Shares, $.01 par value                              4,358,334
        (Title of class)                      (outstanding at December 18, 1998)

                       ANNUAL REPORT FOR 1998 ON FORM 10-K


                                TABLE OF CONTENTS

                                   PART I
Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.  Market for Registrant's Common Equity

           and Related Shareholder Matters
Item 6.  Selected Financial Data
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
Item 8.  Financial Statements and Supplementary Data
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

                                    PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial
           Owners and Management
Item 13. Certain Relationships and Related Transactions

                                    PART IV
Item 14. Exhibits and Financial Statement Schedules and Reports on
            Form 8-K
         SIGNATURES


                       DOCUMENTS INCORPORATED BY REFERENCE


     Documents                              Part of 10-K into which incorporated
     ---------                              ------------------------------------

Portions of the Annual Report to
 Shareholders for fiscal year
 ended September 30, 1998.                            Parts II and IV

Definitive Proxy Statement of the
 Registrant dated January 7, 1999,
 in connection with the Annual
 Meeting of Shareholders to be held
 February 16, 1999, which is expected
 to be filed on/or about January 7, 1999.             Part III

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

         The Bank was organized in 1868, as a state chartered mutual savings bank. In January 1996, the Bank converted to a federally chartered stock savings bank. The Bank is a member of the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, its deposits are insured up to applicable limits by the FDIC, which insurance is backed by the full faith and credit of the United States. The Bank's primary market area is comprised of Greene County and southern Albany County in New York, serviced by the Bank's main office and four other banking offices. At September 30, 1998, the Bank had total assets of $313.6 million, deposits of $213.1 million and equity of $60.3 million, or 19.2% of total assets.

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

         Federal law and OTS regulations limit the percentage of the Bank's assets that can be invested in certain investments. For example, commercial, corporate and business loans, other than those secured by real estate collateral, are limited in the aggregate to 10% of assets. The purchase of below investment grade debt securities is prohibited. Loans secured by non-residential real property cannot, in the aggregate, exceed 400% of capital. Consumer loans not secured by residential real estate are generally limited, in the aggregate, to 35% of total assets. Loans secured by residential real property, and many other types of loans and investments, are not subject to any percentage of asset limit. Generally, the Bank may not lend more than 15% of unimpaired capital and surplus to one borrower, representing a lending limit of $9.4 million per borrower, with an additional 10% of unimpaired capital and surplus being permitted if secured by certain readily marketable collateral. The Bank is in compliance with all these limits. The Bank's largest loan to one borrower at September 30, 1998, was a $1.0 million participation loan secured by a motel in Albany County.

         The OTS also imposes a semi-annual assessment on all OTS regulated institutions to defer the cost of OTS regulation. For the semi-annual period ended December 31, 1998, the Bank's OTS assessment was $32,116.

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

         Capital Requirements. The Bank is subject to minimum capital requirements imposed by the OTS. The Bank must maintain (i) tangible capital of 1.5% of tangible assets, (ii) core capital of 4.0% of adjusted tangible assets, and (iii) a risk-based capital requirement of 8.0% of risk-weighted assets. Under current law and regulations, there are no capital requirements directly applicable to the Company. The Bank substantially exceeds all minimum capital standards imposed by the OTS. At September 30, 1998, the Bank had a tangible capital ratio of 18.79%, a core capital ratio of 18.79% and a risk based capital ratio of 49.86%. OTS regulations require that certain institutions with more than normal interest rate risk must make a deduction from capital before determining compliance with the minimum capital requirements. The Bank has previously been exempt from the deduction requirement because it had total assets less than $300 million and risk based capital in excess of 12%. However, the Bank's capital ratios are high enough that even if the exemption is withdrawn, the deduction would not have a material effect on the Bank's compliance with OTS capital requirements.

         The OTS has the authority to require that an institution take prompt corrective action to solve problems if the institution is undercapitalized, significantly undercapitalized or critically undercapitalized. Because of the Bank's high capital ratios, the prompt corrective action regulations are not expected to have an effect on the Bank.

         Deposit Insurance Premiums. The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium. The Bank is in this category and currently pays no deposit insurance premiums. If the Bank's capital ratios substantially deteriorate or if the Bank is found to be otherwise unhealthy, the deposit insurance premiums payable by the Bank could increase. The Bank must, however, pay a part of the costs of the "FICO" bonds sold in the late 1980s to finance the savings and loan bailout. The FICO bond assessment is approximately .012% of insured deposits.

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

         The Bank's capital levels exceed regulatory minimums to such an extent that the substantive restrictions on dividends are not expected to have a material effect on the Company. However, OTS regulations also impose procedural restrictions. The OTS must receive at least 30 days' written notice before making any capital distributions. All such capital distributions are subject to the OTS' right to object to a distribution on safety and soundness grounds. The OTS has proposed regulations that would eliminate the notice requirement for the highest rated institutions so that advance notice would not be required for most normal dividends. The Bank expects that it will not be required to give notice under normal circumstances if the new proposal is adopted in its current form.

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

         A savings institution will be a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments include, among others, (i) certain housing-related loans and investments (notably including residential one to four family mortgage loans), (ii) certain federal government and agency obligations, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals (subject to certain limitations), (iv) consumer loans (subject to certain limitations), (v) shares of stock issued by any Federal Home Loan Bank, and (vi) shares of stock issued by the FHLMC or the FNMA (subject to certain limitations). The Bank satisfied the QTL test at September 30, 1998, as well as for every month-end during fiscal 1998.

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

         Federal Reserve Regulation. Under Federal Reserve Board regulations, the Bank must maintain reserves against its transaction accounts (primarily interest-bearing checking accounts) and non-personal time deposits. The effect of the reserve requirements is to compel the Bank to maintain certain low-yielding reserve deposits which are not available for investment in higher yielding assets. However, at the present time, in light of the Bank's current cash and due from banks, the reserve requirements do not have a material adverse effect on the Bank. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OTS. The Bank is in compliance with its reserve requirements.

         Taxation. The Company pays federal and New York State income taxes on its income on terms substantially similar to other business corporations. Special rules allowing the Bank a special deduction to create a tax bad debt reserve have been abolished. Furthermore, the Bank must recapture, over a period of six to eight years, any additions to its tax bad debt reserves since 1988. The Bank had already provided, as a provision for deferred taxes in accordance with SFAS No. 109, for the tax consequences of the Bank's post-1987 additions to the tax bad debt reserve. Therefore, the recapture requirement will not have a material financial statement impact.

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

         Based on the latest available data, there are a total of 19 deposit taking offices of commercial banks and thrift institutions in Greene County and 117 in Albany County. The Bank's four offices in Greene County hold 29.3% of all deposits and 56.6% of thrift institution deposits. In Albany County, with a much larger deposit base, the Bank's share of all deposits was approximately 0.7%.

Lending Activities

         General. The Bank's primary lending activity is the origination of fixed- and adjustable rate, one- to four-family residential mortgage loans for retention in its portfolio. The Bank also originates fixed-rate consumer loans and adjustable-rate home equity line of credit consumer loans. Adjustable rate mortgage ("ARM") and consumer loans increase the percentage of the Bank's loans with more frequent terms to repricing or shorter maturities than fixed-rate, one- to four-family mortgage loans. See "- Loan Portfolio Composition" and "- One- to Four-Family Residential Real Estate Lending." In addition, the Bank originates multi-family and commercial real estate loans. Loan originations are generated by the Bank's marketing efforts, which include print and radio advertising, lobby displays and direct contact with local civic organizations, as well as by the Bank's present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 1998, the Bank's gross loan portfolio totaled $140.0 million.

         The approval of the Executive Committee of the Bank's Board of Directors is required for all real estate loans in excess of $150,000, and consumer loans in excess of $100,000. Bank employees with the authority to approve such real estate loans of $150,000 or less, and consumer loans of $100,000 or less are designated, and their lending authority is defined, by the Executive Committee. The Executive Committee acts in accordance with policies established not less frequently than annually by the Board of Directors.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to 15% of unimpaired capital and surplus. At September 30, 1998, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was approximately $9.4 million. At that date, the Bank's largest lending relationship (representing less than 1% of the Bank's total loan portfolio) was a $1.0 million commercial real estate loan secured by a motel located in Albany County, New York. At September 30, 1998, there were only eight other loans (or lending relationships) with outstanding balances in excess of $250,000, representing $3.8 million, or less than 2.7% of the Bank's total loan portfolio.

Loan Portfolio Composition. The following table presents information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                             September 30,
                                             -----------------------------------------------------------------------------
                                                     1998                        1997                        1996
                                             -----------------------------------------------------------------------------
                                              Amount       Percent        Amount       Percent       Amount       Percent
                                              ------       -------        ------       -------       ------       -------
                                                                        (Dollars in Thousands)
Real Estate Loans:
------------------
 One- to four-family...................      $113,423       81.02%       $102,232       80.69%       $100,383      80.34%
 Multi-family and commercial...........         6,389        4.56           4,691        3.70           5,115       4.09
 Construction..........................         1,182        0.85           1,306        1.03             423        .34
                                             --------      ------        --------      ------        --------     ------
     Total real estate loans...........       120,994       86.43         108,229       85.42         105,921      84.77
                                             -------       ------        --------      ------        --------     ------

Commercial Loans ......................           602         .43              63         .05             ---        ---
----------------                             --------      ------        --------      ------

Consumer Loans:
---------------
  Automobile...........................         6,301        4.50           6,655        5.25           7,029       5.63
  Home equity..........................         3,490        2.49           3,709        2.93           4,368       3.50
  Other secured........................         2,912        2.08           3,385        2.67           2,965       2.37
  Student..............................         2,795        2.00           2,658        2.10           2,450       1.96
  Other unsecured......................         2,366        1.69           1,316        1.04           1,430       1.15
  Mobile home..........................           535         .38             687         .54             782        .62
                                             --------      ------        --------      ------         -------     ------
     Total consumer loans..............        18,399       13.14          18,410       14.53          19,024      15.23
                                             --------      ------        --------      ------         -------     ------
Total Loans............................       139,995      100.00%        126,702      100.00%        124,945     100.00%
                                             --------      ======        --------      ======         -------     ======

Less:
 Net deferred fees.....................           260                         476                         579
 Allowance for loan losses.............         1,950                       1,889                       1,833
                                             --------                    --------                    --------
 Total loans receivable, net...........      $137,785                    $124,337                    $122,533
                                             ========                    ========                    ========

                                                               September 30,
                                             ------------------------------------------------
                                                     1995                       1994
                                             ------------------------------------------------
                                              Amount      Percent        Amount       Percent
                                              ------      -------        ------       -------
                                                          (Dollars in Thousands)
Real Estate Loans:
------------------
 One- to four-family...................      $ 95,588      79.04%       $ 96,570       79.37%
 Multi-family and commercial...........         5,132       4.24           5,606        4.61
 Construction..........................           230        .19             743         .61
                                             --------     ------        --------      ------
     Total real estate loans...........       100,950      83.47         102,919       84.59
                                             --------     ------        --------      ------

Commercial Loans ......................           ---        ---             ---         ---
----------------

Consumer Loans:
---------------
  Automobile...........................         6,652       5.50           5,220        4.29
  Home equity..........................         5,393       4.46           6,021        4.95
  Other secured........................         2,970       2.46           2,680        2.20
  Student..............................         2,373       1.96           2,195        1.80
  Other unsecured......................         1,415       1.17           1,078         .89
  Mobile home..........................         1,185        .98           1,562        1.28
                                             --------     ------        --------      ------
     Total consumer loans..............        19,988      16.53          18,756       15.41
                                             --------     ------        --------      ------
Total Loans............................       120,938     100.00%        121,675      100.00%
                                             --------     ======        --------      ======

Less:
 Net deferred fees.....................           624                        696
 Allowance for loan losses.............         1,950                      1,746
                                             --------                   --------
 Total loans receivable, net...........      $118,364                   $119,233
                                             ========                   --------


         The following table presents the composition of the Bank's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                September 30,
                                              ----------------------------------------------------------------------------
                                                            1998                    1997                       1996
                                              ----------------------------------------------------------------------------
                                                Amount       Percent       Amount      Percent        Amount       Percent
                                                ------       -------       ------      -------        ------       -------
                                                                            (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family........................  $ 83,643      59.75%       $ 67,782      53.50%       $ 63,491       50.81%
  Multi-family and commercial................     3,395       2.43           1,850       1.46           2,142        1.71
  Construction...............................     1,182        .84           1,306       1.03             423        0.34
                                               --------     ------        --------     ------        --------      ------
     Total real estate loans.................    88,220      63.02          70,938      55.99          66,056       52.86
                                               --------      -----        --------     ------        --------      ------
 Consumer....................................    12,114       8.65          14,638      11.55          14,656       11.73
                                               --------      -----        --------     ------        --------      ------
     Total fixed-rate loans..................   100,334      71.67          85,576      67.54          80,712       64.59

Adjustable-Rate Loans:
 Real estate:
  One- to four-family........................    29,780      21.27          34,450      27.19          36,892       29.53
  Multi-family and commercial................     2,994       2.14           2,904       2.29           2,973        2.38
                                                -------      -----        --------     ------        --------      ------
     Total real estate loans.................    32,774      23.41          37,354      29.48          39,865       31.91
                                                -------      -----        --------     ------        --------      ------
 Consumer....................................     6,285       4.49           3,709       2.93           4,368        3.50
                                                -------      -----        --------     ------        --------      ------
 Commercial..................................       602        ---              63        .05             ---         ---
                                               --------     ------        --------     ------        --------      ------
     Total adjustable-rate loans.............    39,661      28.33          41,126      32.46          44,233       35.41
                                               --------     ------        --------     ------        --------      ------
     Total loans.............................   139,995     100.00%        126,702     100.00%        124,945      100.00%
                                               --------     ======        --------     ======        --------      ======

Less:
 Deferred fees...............................       260                        476                        579
 Allowance for loan losses...................     1,950                      1,889                      1,833
                                               --------                   --------                   --------
    Total loans receivable, net..............   137,785                    124,337                   $122,533
                                               ========                   ========                   ========

                                                                 September 30,
                                              ------------------------------------------------
                                                        1995                       1994
                                              ------------------------------------------------
                                               Amount       Percent       Amount       Percent
                                               ------       -------       ------       -------
                                                            (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family........................ $ 53,993       44.65%      $ 51,163       42.05%
  Multi-family and commercial................    1,743        1.44          2,295        1.88
  Construction...............................      230         .19            743         .61
                                              --------      ------       --------      ------
     Total real estate loans.................   55,966       46.28         54,201       44.54
                                              --------      ------       --------      ------
 Consumer....................................   14,595       12.06         12,735       10.47
                                              --------      ------       --------      ------
     Total fixed-rate loans..................   70,561       58.34         66,936       55.01

Adjustable-Rate Loans:
 Real estate:
  One- to four-family........................   41,595       34.40         45,407       37.32
  Multi-family and commercial................    3,389        2.80          3,311        2.72
                                              --------      ------       --------      ------
     Total real estate loans.................   44,984       37.20         48,718       40.04
                                              --------      ------       --------      ------
 Consumer....................................    5,393        4.46          6,021        4.95
                                              --------      ------       --------      ------
 Commercial..................................      ---         ---            ---         ---
                                              --------      ------       --------      ------
     Total adjustable-rate loans.............   50,377       41.66         54,739       44.99
                                              --------      ------       --------      ------
     Total loans.............................  120,938      100.00%       121,675      100.00%
                                              --------      ======       --------      ======

Less:
 Deferred fees...............................      624                        696
 Allowance for loan losses...................    1,950                      1,746
                                              --------                   --------
    Total loans receivable, net.............. $118,364                   $119,233
                                              ========                   ========

The following table sets forth the contractual maturities of the Bank's loan portfolio at September 30, 1998. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the final loan payment is due without regard to rate adjustments. The table does not reflect the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses.

                                                        Due During Years Ending September 30,
                                                        -------------------------------------

                                    1999(1)            2000                2001             2002-2003           2004-2008
                              -----------------   -----------------   -----------------  ------------------  ------------------
                                       Weighted            Weighted            Weighted            Weighted            Weighted
                                        Average             Average             Average             Average             Average
                              Amount     Rate     Amount     Rate     Amount     Rate     Amount     Rate     Amount     Rate
                              ------     ----     ------     ----     ------     ----     ------     ----     ------     ----
                                                                (Dollars in Thousands)
         Real Estate
----------------------------

One- to Four-Family.........   $ 6,604   7.59%     $ 6,960    7.55%    $ 7,299    7.53%    $15,340    7.56%    $37,715     7.48%
Multi-family and                            6          231       0         519       1       1,953       3         600
Commercial..................     1,953    8.4                  9.1                 9.3                 8.9                 9.11
Construction................     1,132   7.21          ---     ---         ---     ---         ---     ---         ---      ---


        Commercial
----------------------------

Lines of credit.............       602   8.90          ---    ---          ---    ---          ---     ---         ---     ---


        Consumer
----------------------------

Consumer ...................     4,462   9.14        3,655    8.90       2,342    8.98       2,117    9.29       1,361     9.85
                               -------              ------             -------             -------             -------


     Total Loans............   $14,753   8.19%     $10,846    8.04     $10,160    7.95     $19,410    7.88     $39,676     7.59
                               =======             =======             =======             =======             =======

                                        Due During Years Ending September 30,
                                        -------------------------------------

                                  2009-2013      2014 and following        Total
                              -----------------  -------------------   ------------------
                                       Weighted             Weighted             Weighted
                                        Average              Average              Average
                              Amount     Rate     Amount      Rate     Amount      Rate
                              ------     ----     ------      ----     ------      ----
                                               (Dollars in Thousands)
         Real Estate
----------------------------

One- to Four-Family.........   $24,851     7.45%   $14,654      7.50   $113,423     7.50%
Multi-family and                                                   7      6,389        1
Commercial..................       457     9.39        676       9.2                 8.9
Construction................       ---      ---         50      7.97      1,182     7.28


        Commercial
----------------------------

Lines of credit.............       ---     ---         ---       ---        602     8.90


        Consumer
----------------------------

Consumer ...................     2,178     8.56      2,284      8.80     18,399     9.03
                               -------             -------              -------


     Total Loans............   $27,486     7.57    $17,664      7.74   $139,995     7.77
                               =======             =======             ========



(1) Includes demand loans, loans having no stated maturity and overdraft loans.

One- to Four-Family Residential Real Estate Lending

         The Bank's residential mortgage loans consist of loans to purchase or refinance one- to four-family, owner-occupied residences and, to a lesser extent, secondary residences. At September 30, 1998, $113.4 million, or 81.0% of the Bank's gross loans, consisted of one- to four-family residential mortgage loans. Approximately 73.7% of the Bank's one-to four-family residential mortgage loans provide for fixed rates of interest. The Bank's one- to four-family mortgage loans typically provide for repayment of principal over a period not to exceed 25 years. The Bank's one- to four-family residential mortgage loans are priced competitively with the market. Accordingly, the Bank attempts to distinguish itself from its competitors based on quality of service.

         The Bank underwrites its one- to four-family residential mortgage loans using Federal National Mortgage Association ("FNMA") secondary market standards. The Bank holds in its portfolio all one- to four-family residential mortgage loans it originates. While the Bank currently does not sell loans, and presently has no intention to do so, management may consider selling loans in the future depending on market conditions and the asset/liability management of the Bank. In underwriting one- to four-family residential mortgage loans, the Bank evaluates both the borrower's credit history and ability to make monthly payments, and the value of the property securing the loan. Properties securing ARM and all fixed-rate loans are appraised by independent fee appraisers. The Bank requires borrowers to obtain title insurance and hazard insurance (including flood insurance, where appropriate) naming the Bank as lienholder in an amount not less than the amount of the loan, or the maximum insurable value of the property.

         The Bank currently offers residential ARM loans with interest rates that adjust either annually, or every three years with adjustments based on the change in the comparable Treasury index. ARM loans originated prior to 1990 were adjusted based upon a Federal Home Loan Bank Board index, which has been converted to a Federal Housing Finance Board index. One year ARM loans provide for a 1.5% periodic cap and three year ARM loans provide for a 2.0% periodic cap and both have lifetime caps of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Borrowers of residential ARM loans are generally qualified at the maximum increase in rate which could occur at the first adjustment period, which may be lower than the fully indexed rate. The Bank's residential ARM loans are not convertible into fixed-rate loans. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. As of September 30, 1998, however, the Bank had not experienced default rates on these loans materially higher than on similar fixed rate loans.

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

         The Bank does not currently originate residential mortgage loans if the ratio of the loan amount to the lower of appraised value, or the purchase price of the property securing the loan (i.e., the "loan-to-value" ratio) exceeds 95%. If the loan-to-value ratio exceeds 90%, the Bank requires that borrowers obtain private mortgage insurance in amounts intended to reduce the Bank's exposure to 80% or less of the lower of the appraised value or the purchase price of the real estate security.

         The  Bank  also  offers  construction  loans  to  individuals  for  the construction of their residences. The Bank has occasionally made loans to builders for the construction of homes including a limited amount of housing construction loans to builders where the home has not been pre-sold. Generally, no construction loan is approved unless there is evidence of a commitment for permanent financing upon completion of the residence, whether through the Bank or another financial institution. Construction loans generally require construction stage inspections before funds may be released to the borrower. At September 30, 1998, the Bank's construction loan portfolio totaled $1,182,000, or less than 1.0% of its gross loan portfolio. Although no construction loans were classified as non-performing as of September 30, 1998, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if construction is not completed and the borrower defaults, the Bank may have to hire another contractor to complete the project at a higher cost, or completion could be delayed.

Multi-Family and Commercial Real Estate Lending

         The Company has engaged in multi-family and commercial real estate lending secured primarily by small offices, retail establishments and apartment buildings located in the Bank's primary market area. At September 30, 1998, the Company had multi-family and commercial real estate loans totaling $6.4 million, which represented 4.6% of the Bank's gross loan portfolio.

         Multi-family and commercial real estate loans originated by the Bank generally have a variety of rate adjustment features and other terms. The Bank's multi-family and commercial real estate loans typically are for amounts less than $250,000, and generally do not exceed 70% of the appraised value of the property securing the loan. The term of such loans does not generally exceed 20 years. The Bank analyzes the financial condition of the borrower, the borrower's credit history, the sufficiency and reliability of the net income generated by the property securing the loan and the value of the property itself. The Bank generally requires personal guarantees of the borrowers in addition to the secured property as collateral for such loans. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent fee appraisers.

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

Consumer Lending

         The Bank currently originates substantially all of its consumer loans in its primary market area. Management believes that offering consumer loan products helps expand the Bank's customer base and creates stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity or adjustable rates and may carry higher rates of interest than do residential mortgage loans, they can be useful asset/liability and interest rate spread management tools. The Bank originates consumer loans principally on a direct basis, in which the Bank extends credit directly to the borrower. At September 30, 1998, the Bank's consumer loan portfolio totaled $18.4 million, or 13.1% of the gross loan portfolio. Of consumer loans at September 30, 1998, 65.8% were fixed-rate loans and 34.2% were adjustable-rate loans.

         The Bank offers consumer loans for a variety of purposes. Consumer loan terms vary according to the type and value of collateral, contractual maturity and creditworthiness of the borrower. Terms to maturity range up to 20 years with respect to home equity lines of credit and 15 years with respect to all other types of consumer loans. Unsecured consumer lines of credit are extended to borrowers through their checking account maintained at the Bank. These credit lines currently bear interest at 18.0% and are generally limited to $50,000.

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

         At September 30, 1998, automobile loans, the largest component of the Bank's consumer loan portfolio, totalled $6.3 million, or 34.2% of the Bank's total consumer loan portfolio and 4.5% of the Bank's gross loan portfolio. The Bank originates loans to purchase both new and used automobiles at fixed rates of interest and terms of up to six years. The Bank's maximum loan-to-value ratio on new automobile loans is 100% of the borrower's cost, which includes such items as dealer options.

         Advances on home equity lines of credit represent the second largest component of the Bank's consumer loan portfolio. The Bank's home equity lines of credit are secured by a lien on the borrower's residence and are generally originated in amounts which, together with all prior liens on such residence, do not exceed 90.0% of the appraised value of the property securing the loan. The interest rates for home equity lines of credit float at a stated margin over the prime rate. Home equity lines of credit generally require interest only payments on the outstanding balance for the first five years of the loan, after which the outstanding balance may be converted into a fully amortizing, adjustable-rate loan with a term not in excess of 15 years. As of September 30, 1998, the Bank had $3.5 million in outstanding advances on home equity lines of credit, with an additional $1.6 million of unused home equity lines of credit.

         Consumer loans may entail greater credit risk than do residential first mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of high initial loan-to-value ratios, repossession, rehabilitation and carrying costs, and the greater likelihood of damage, loss or depreciation of the underlying collateral. Home equity line of credit loans are generally secured by subordinate mortgages which present greater risks than first mortgage liens. At September 30, 1998, $71,000, or .39% of the Bank's consumer loan portfolio was non-performing, however, the majority were government guaranteed student loans. There can be no assurances that additional delinquencies will not occur in the future.

Commercial Business Lending

         Federal regulations authorize federally-chartered savings banks, such as the Bank, to make non-real estate secured or unsecured loans for commercial, corporate, business and agricultural purposes, up to a maximum of 10% of total assets. The Bank engages in such commercial business lending principally through secured and unsecured lines of credit as well as through the New York Business Development Corporation (the "NYBDC"), a privately owned corporation which provides loans, management assistance, counseling and a variety of other financial programs to small and medium sized businesses located in New York. Loans made through the NYBDC may be to businesses located within or outside the Bank's primary market area. The Bank is one of 119 participating commercial and savings banks. At September 30, 1998, the Bank had approximately $602,000 in commercial business loans outstanding, representing less than 1.0% of its loan portfolio, with an additional $109,000 committed for loans through NYBDC. At September 30, 1998, all of the Bank's commercial business loans were performing in accordance with their terms.

Loan Originations

         Loan originations are developed from continuing business with depositors and borrowers, referrals from real estate agents, advertising and walk-in customers. All of the Bank's loans are originated by its salaried employees.

         The Bank's ability to originate loans is dependent upon demand for loans in its market. Demand is affected by the local economy and interest rate environment. The Bank retains all new fixed-rate and adjustable-rate real estate loans in its portfolio. The Bank does not sell loans and has not purchased any loans since fiscal 1993.

         During the year ended September 30, 1998, the Bank originated $38.9 million of loans, compared to $21.3 million and $26.8 million in fiscal 1997 and 1996, respectively. Management attributes the increase in originations during fiscal 1998 to the low interest rate environment, in which interest rates on fixed rate loans are at the lowest levels since 1993. Management attributes the decline in originations during fiscal 1997 due to the increase in federal funds rate in March 1997, which slowed down originations from a favorable refinancing market in fiscal 1996.

         In periods of economic uncertainty, the Bank's ability to originate sufficient real estate loans with acceptable underwriting characteristics may be substantially reduced or restricted with a resultant decrease in net interest income as assets may have to be invested in lower-yielding securities or similar investments. While the Bank currently does not sell loans, and presently has no intention to do so, management may consider selling loans in the future depending on market conditions and the asset/liability management requirements of the Bank.

         The following table shows the loan originations, purchases, sales, and repayment activities of the Bank for the periods indicated. The Bank did not sell any loans during the periods presented.

                                                                  Year Ended September 30,
                                                           -----------------------------------
                                                             1998         1997          1996
                                                           --------     --------      --------
                                                                     (In Thousands)
Originations by type:
  One- to four-family and construction..............       $ 24,051     $ 12,588      $ 19,760
  Multi-family and commercial........................         5,184          110           150
  Consumer...........................................         9,683        8,584         6,938
                                                           --------     --------      --------
         Total loans originated......................        38,918       21,282        26,848
                                                           --------     --------      --------

Purchases:
  Total..............................................           ---          ---           ---

Sales:
  Total..............................................           ---          ---           ---

Repayments:
  Principal repayments...............................       (25,225)     (18,705)      (22,312)
  Increase (decrease) in other items, net............          (400)        (820)         (529)
                                                           --------     --------      --------
         Net increase (decrease).....................      $ 13,293     $  1,757      $  4,007
                                                           ========     ========      ========

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

         With respect to consumer loans, when a borrower fails to make a required payment, the Bank initiates collection procedures by mailing a delinquency notice after the account is 10-15 days delinquent, and again at 20 days delinquent. At 25 days delinquent, the Bank attempts to contact the customer by telephone to investigate the delinquency. At 30 days delinquent, a personal letter is sent to the customer requesting him or her to make arrangements to bring the loan current. At 40 days delinquent, the Bank again attempts to contact the customer by telephone to secure payment. If the delinquency is not cured by the 60th day, the Bank refers the loan to its attorney, who sends another personal letter notifying the customer that no further payments will be accepted by the Bank absent a meeting between the customer and a Bank loan officer. If no satisfactory arrangements have been made by the last business day of the third month, repossession of collateral, if possible, is undertaken and, if necessary, legal proceedings are generally commenced to collect the loan.

         The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at September 30, 1998.

                                                    Loans Delinquent For:
                              ------------------------------------------------------------------
                                       60-89 Days                      90 Days and Over                 Total Delinquent Loans
                              ------------------------------     -------------------------------    -------------------------------
                                                     Percent                            Percent                             Percent
                                                     of Loan                            of Loan                             of Loan
                              Number     Amount     Category     Number      Amount    Category     Number      Amount     Category
                              ------     ------     --------     ------      ------    --------     ------      ------     --------
                                                                     (Dollars in Thousands)
One- to four-family real
 estate....................       3      $ 209        .18%           9       $ 520      .46%           12      $ 729         .64%
Multi-family and
 commercial real estate....       1         49        .77           --          --       --             1         49         .77
Commercial.................      --         --         --           --          --       --            --         --          --
Consumer...................      19         84        .46           10          71      .39            29        155         .84
                                ---      -----        ---          ---       -----                    ---      -----
     Total.................      23      $ 342        .24           19       $ 591      .42            42      $ 933         .67
                                ===      =====                     ===       =====                    ===      =====

         Non-Performing Assets. The table below sets forth the amounts and categories of the Bank's non-performing assets. Loans are placed on non-accrual status when the loan is more than 90 days delinquent (except for FHA insured, VA guaranteed loans and government guaranteed student loans) or when the collection of principal and/or interest in full becomes doubtful. When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and subsequent cash receipts generally are applied to reduce the unpaid principal balance. Foreclosed assets include assets acquired in settlement of loans.

                                                              September 30,
                                            -----------------------------------------------
                                             1998      1997      1996      1995      1994
                                            ------    ------    ------    ------    ------
                                                         (Dollars in Thousands)
Non-performing loans:
  One- to four-family real estate .......   $  520    $  780    $1,008    $  784    $  650
  Multi-family and commercial real estate     --        --          78      --        --
  Consumer ..............................       71       137       283       251      --
                                            ------    ------    ------    ------    ------
     Total ..............................      591       917     1,369     1,035       650
                                            ------    ------    ------    ------    ------

Troubled debt restructured loans:
  Multi-family and commercial real estate     --        --        --        --        --
                                            ------    ------    ------    ------    ------
     Total ..............................     --        --        --        --        --
                                            ------    ------    ------    ------    ------

Foreclosed assets, net:
  One- to four-family real estate .......       53       225       334       326       220
  Multi-family and commercial real estate     --          23        23       158       158
                                            ------    ------    ------    ------    ------
     Total ..............................       53       248       357       484       378
                                            ------    ------    ------    ------    ------

Total non-performing assets .............   $  644    $1,165    $1,726    $1,519    $1,028
                                            ======    ======    ======    ======    ======
Total as a percentage of total assets ...      .20%      .40%      .61%      .66%      .45%
                                            ======    ======    ======    ======    ======

         For the years ended September 30, 1998, 1997 and 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $28,053, $49,948 and $77,337, respectively.

         Non-Accruing Loans. At September 30, 1998, the Bank had $520,000 in non-accruing loans, which consisted of 9 one- to four-family residential mortgage loans and represented .37% of the Bank's gross loan portfolio.

         Foreclosed Assets. As of September 30, 1998, the Bank had $53,000 in carrying value of foreclosed assets consisting of two one- to four-family properties.

         Other Loans of Concern. As of September 30, 1998, there were $311 thousand of other loans (consisting of a restaurant/personal residence aggregating $194,000, and two one to four family real estate loans totalling $117,000) not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

         In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1998, the Bank had classified $844,000 as substandard and none as doubtful or loss.

         Allowance for Loan Losses. At September 30, 1998, the Bank had a total allowance for loan losses of $1,950,000, representing 329.9% of total non-performing loans. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

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

                  The following table sets forth an analysis of the Bank's allowance for loan losses.

                                                                Year Ended September 30,
                                                -------------------------------------------------------
                                                  1998       1997         1996        1995        1994
                                                -------     -------     -------     -------     -------
                                                                 (Dollars in Thousands)

Balance at beginning of period ..............   $ 1,889     $ 1,833     $ 1,950     $ 1,746     $ 1,294
Charge-offs:
  One- to four-family real estate ...........       (58)       (162)       (237)        (12)         (3)
  Multi-family and commercial real estate ...      --           (30)       --          --          --
  Consumer ..................................       (90)        (90)        (86)        (50)        (29)
                                                -------     -------     -------     -------     -------
         Total charge-offs ..................      (148)       (282)       (323)        (62)        (32)
                                                -------     -------     -------     -------     -------
Recoveries:
  One- to four-family real estate ...........      --             4        --             1          14
  Consumer ..................................        20          34          11          10           5
                                                -------     -------     -------     -------     -------
         Total recoveries ...................        20          38          11          11          19
                                                -------     -------     -------     -------     -------
Net charge-offs .............................      (128)       (244)       (312)        (51)        (13)
Provisions charged to operations ............       189         300         195         255         465
                                                -------     -------     -------     -------     -------
Balance at end of period ....................   $ 1,950     $ 1,889     $ 1,833     $ 1,950     $ 1,746
                                                =======     =======     =======     =======     =======

Ratio of net charge-offs during the period to
 average loans outstanding during the period        .10%        .19%        .26%        .04%        .02%
                                                =======     =======     =======     =======     =======

Ratio of net charge-offs during the period to
 average non-performing assets ..............     21.39%      17.73%      18.60%       4.46%       1.01%
                                                =======     =======     =======     =======     =======

         The distribution of the Bank's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                    September 30,
                      --------------------------------------------------------------------------------------------------------
                                    1998                                1997                                1996
                      --------------------------------    --------------------------------    --------------------------------
                                              Percent                             Percent                             Percent
                                              of Loans                            of Loans                            of Loans
                                     Loan      in Each                   Loan      in Each                   Loan      in Each
                       Amount of    Amounts   Category     Amount of    Amounts   Category     Amount of    Amounts   Category
                       Loan Loss      by      to Total     Loan Loss      by      to Total     Loan Loss      by      to Total
                       Allowance   Category    Loans       Allowance   Category    Loans       Allowance   Category    Loans
                      --------------------------------    --------------------------------    --------------------------------
                                                               (Dollars in Thousands)
One- to four-family
 real estate.........   $  947     $113,423    81.02%      $  573      $102,232    80.69%      $  496    $100,383      80.34%
Multi-family and
  commercial real
  estate.............      196        6,389     4.56          470         4,691     3.70          528       5,115       4.09
Construction.........       24        1,182      .85           --         1,306     1.03           --         423        .34
Commercial...........       12          602      .43           --            63      .05           --          --         --
Consumer.............      293       18,399    13.14          288        18,410    14.53          250      19,024      15.23
Unallocated..........      478          --       --           558            --      --           559          --         --
                        ------     --------   ------       ------      --------   ------       ------    --------     ------
     Total...........   $1,950     $139,995   100.00%      $1,889      $126,702   100.00%      $1,833    $124,945     100.00%
                        ======     ========   ======       ======      ========   ======       ======    ========     ======

                                                  September 30,
                      --------------------------------------------------------------------
                                    1995                                1994
                      --------------------------------    --------------------------------
                                              Percent                             Percent
                                              of Loans                            of Loans
                                     Loan      in Each                   Loan      in Each
                       Amount of    Amounts   Category     Amount of    Amounts   Category
                       Loan Loss      by      to Total     Loan Loss      by      to Total
                       Allowance   Category    Loans       Allowance   Category    Loans
                      --------------------------------    --------------------------------
                                             (Dollars in Thousands)
One- to four-family
 real estate.........   $  737    $ 95,588     79.04%        $  670    $ 96,570     79.37%
Multi-family and
  commercial real
  estate.............      443       5,132      4.24            419       5,606      4.61
Construction.........       --         230       .19             --         743       .61
Commercial...........        --         --        --             --          --        --
Consumer.............      220      19,988     16.53            134      18,756     15.41
Unallocated..........      550          --        --            523          --        --
                        ------    --------    ------         ------    --------    ------
     Total...........   $1,950    $120,938    100.00%        $1,746    $121,675    100.00%
                        ======    ========    ======         ======    ========    ======

Investment Activities

         General. The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. For September 1998, the Bank's average regulatory liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 10.52%.

         Securities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions also may invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. At September 30, 1998, the Company's securities portfolio at amortized cost totaled $74.8 million, or 23.8% of total assets, $72.8 million of which are classified as "available for sale" and the balance of $2.0 million as "held to maturity."

         Generally, the investment policy of the Company is to invest funds not needed to fund loans, among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company's asset/liability management policies. Prior to the Company's initial public offering and the Bank's conversion to a stock institution, the Bank's investment strategy had been directed toward high-quality assets (primarily U.S. Government securities and federal agency obligations and high grade corporate debt securities) with short and intermediate terms (five years or less) to maturity. After the conversion, the Company has extended the duration of its portfolio by purchasing longer term municipal and corporate debt securities with maturities up to twenty years to decrease its asset sensitivity, leverage its capital and increase interest income. Corporate debt securities generally are considered of higher risk than U.S. Government securities and federal agency obligations. At September 30, 1998, the weighted average term to maturity of the security portfolio, excluding other marketable equity securities, was 15.45 years. See Note 5 of the Notes to Consolidated Financial Statements for information regarding the maturities of the Company's securities available for sale portfolio and Note 6 for information on the Company's securities held to maturity portfolio.

         Mortgage-Backed Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed securities. All of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency. At September 30, 1998, the Company had $88.8 million in mortgage-backed securities, or 28.2% of total assets, the majority of which, are classified as available for sale. See Note 5 of the Notes to Consolidated Financial Statements for information regarding the maturities of the Company's mortgage-backed securities portfolio.

         The following table sets forth the composition of the Company's investment securities, mortgage-backed securities and other interest-earning assets at the dates indicated.

                                                                       September 30,
                                          --------------------------------------------------------------------
                                                  1998                     1997                     1996
                                          ------------------        -----------------       ------------------
                                          Amortized    % of         Amortized   % of        Amortized    % of
                                             Cost      Total           Cost     Total          Cost      Total
                                          ---------   ------        ---------  ------       ---------   ------
                                                                  (Dollars in Thousands)
Investment securities:
  U.S. government and federal
     agency obligations...............     $21,954     29.33         $61,833    87.39%       $70,807     87.41
  Corporate bonds.....................      16,230     21.69           6,042     8.54          9,999     12.34
  State and municipal obligations.....      34,414     45.98             194      .28            206       .25
  Other...............................       2,242      3.00           2,682     3.79             3         --
                                           -------    ------         -------   ------        -------    ------
     Total investment securities......     $74,840    100.00%        $70,751   100.00%       $81,015    100.00%
                                           =======    ======         =======   ======        =======    ======
Average remaining contractual
 life of securities...................         15.45 years               5.80 years              3.83 years

Federal Home Loan Bank of New
 York stock, required by law...........    $ 1,954    100.00%        $ 1,762   100.00%       $ 1,159    100.00%
                                           =======    ======         =======   ======        =======    ======

Other interest-earning assets:
  Federal funds sold..................          --        --              --      --        $35,600      100.0%
                                                                                            =======      =====

Mortgage-backed securities:
  GNMA................................     $41,828     47.12%        $41,450    49.41%       $17,169     48.71%
  FNMA................................      31,151     35.09          29,920    35.67         13,971     39.63
  FHLMC...............................      15,691     17.68          12,416    14.80          4,011     11.38
  Other...............................          96       .11              97      .12             98       .28
                                           -------    ------         -------   ------        -------    ------

     Total mortgage-backed
      securities......................     $88,766    100.00%        $83,883   100.00%       $35,249    100.00%
                                           =======    ======         =======   ======        =======    ======

The composition and maturities of the investment securities portfolio by contractual maturity are indicated in the following table.

                                                                         September 30, 1998
                                           ----------------------------------------------------------------------------------
                                           Less Than       1 to 5         5 to 10         Over                 Total
                                            1 Year          Years          Years        10 Years       Investment Securities
                                           ---------      ---------      ---------      ---------      ----------------------
                                           Amortized      Amortized      Amortized      Amortized      Amortized       Fair
                                             Cost           Cost           Cost           Cost           Cost          Value
                                           ---------      ---------      ---------      ---------      ---------      -------
                                                                       (Dollars in Thousands)

U.S. government securities and
  federal agency obligations........        $ 4,002        $ 2,991        $14,961        $   ---        $21,954       $22,479
Corporate bonds.....................            ---            ---          4,480         11,750         16,230        16,226
State and municipal obligations.....            ---             93            105         34,216         34,414        34,915
Other...............................            ---            ---            ---          2,242          2,242         2,444
                                            -------        -------        -------        -------        -------       -------
  Total investment securities.......        $ 4,002        $ 3,084        $19,546        $48,208        $74,840       $76,064
                                            =======        =======        =======        =======        =======       =======

Weighted average tax equivalent
  yield.............................           6.16%          7.20%          7.27%          7.60%         7.42%

         The Company's securities portfolio at September 30, 1998, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies.

         The following table sets forth the final contractual maturities of the Company's mortgage-backed securities at September 30, 1998.

                                                                              September 30,
                                           Due in                                 1998
                3 Years      3 to 5        5 to 10     10 to 20     Over 20     Amortized
                or Less       Years         Years        Years       Years        Cost
                -------      -------      -------      -------      -------      -------
                                               (In Thousands)
GNMA .....      $  --        $    12      $   184      $ 4,226      $37,405      $41,827
FNMA .....        3,970        1,165         --          4,945       21,071       31,151
FHLMC ....         --           --             23        7,100        8,569       15,692
Other ....         --           --           --           --             96           96
                -------      -------      -------      -------      -------      -------

     Total      $ 3,970      $ 1,177      $   207      $16,271      $67,141      $88,766
                =======      =======      =======      =======      =======      =======

Sources of Funds

         General. The Bank's primary sources of funds are deposits and borrowings, amortization and prepayment of loan principal, maturities and prepayments of securities, short-term investments, and funds provided from operations.

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

         The following table sets forth the deposit flows at the Bank during the periods indicated.

                                              Year Ended September 30,
                                   -------------------------------------------
                                      1998             1997            1996
                                   ---------        ---------        ---------
                                             (Dollars in Thousands)

Opening balance ...............    $ 200,912        $ 196,753        $ 197,230
Deposits ......................      310,108          254,977          235,800
Withdrawals ...................     (309,896)        (259,424)        (244,962)
Interest credited .............        8,853            8,606            8,685
                                   ---------        ---------        ---------

Ending balance ................    $ 209,977        $ 200,912        $ 196,753
                                   =========        =========        =========

Net increase (decrease) .......    $   9,065        $    4,159    $       (477)
                                   =========        =========        =========

Percent increase (decrease) ...         4.51%            2.11%            (.24)%
                                   =========        =========        =========


The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                              Year Ended September 30,
                                         -----------------------------------------------------------------
                                                1998                   1997                    1996
                                         -------------------     -------------------     -----------------
                                                     Percent                 Percent               Percent
                                         Amount     of Total     Amount     of Total     Amount   of Total
                                         ------     --------     ------     --------     ------   --------
                                                               (Dollars in Thousands)
Non-Certificate Deposits(1):
Statement savings accounts 3.54%.......   $11,867      5.65%       $8,388      4.17%    $  7,881     4.01%
Non-interest bearing demand
  accounts.............................     6,009      2.86         4,370      2.18        3,714     1.89
Passbook savings accounts 3.20%........    66,208     31.53        71,060     35.37       75,477    38.36
NOW accounts 1.98%.....................    12,396      5.91        10,438      5.20        9,070     4.61
Money market accounts 2.96%............     5,949      2.83         7,115      3.54        7,752     3.94
                                         --------    ------      --------    ------     --------   ------

Total non-certificates.................   102,429     48.78       101,371     50.46      103,894    52.81
                                         --------    ------      --------    ------     --------   ------

Certificates of Deposit:
 2.00 -  3.99%.........................       ---       ---            20       .01           30      .01
 4.00 -  5.99%.........................   106,990     50.95        88,416     44.00       75,293    38.27
 6.00 -  7.99%.........................       558       .27        11,105      5.53       17,536     8.91
                                         --------    ------      --------    ------     --------   ------
Total certificates.....................   107,548     51.22        99,541     49.54       92,859    47.19
                                         --------    ------      --------    ------     --------   ------

Total deposits.........................  $209,977    100.00%     $200,912    100.00%    $196,753   100.00%
                                         ========    ======      ========    ======     ========   ======

------------------
(1) Interest rates shown are as of September 30, 1998.

         The following table shows rate and maturity information for the Bank's certificates of deposit as of September 30, 1998.

                                       4.00-        6.00-                       Percent
                                       5.99%        7.99%         Total         of Total
                                     --------     --------      --------        --------
                                                  (Dollars in Thousands)
Certificate accounts maturing
 in quarter ending:
------------------------------
December 31, 1998..............      $ 27,973    $     ---      $ 27,973          26.01%
March 31, 1999.................        23,233           36        23,269          21.64
June 30, 1999..................        15,399          ---        15,399          14.32
September 30, 1999.............        12,005          ---        12,005          11.16
December 31, 1999..............         5,036          ---         5,036           4.68
March 31, 2000.................         4,209          ---         4,209           3.91
June 30, 2000..................         3,749           51         3,800           3.53
September 30, 2000.............         2,499          ---         2,499           2.32
December 31, 2000..............         2,560          ---         2,560           2.38
March 31, 2001.................         2,946          ---         2,946           2.74
June 30, 2001..................         1,259           26         1,285           1.20
September 30, 2001.............         1,947          ---         1,947           1.81
Thereafter.....................         4,175          445         4,620           4.30
                                     --------     --------      --------         ------

   Total.......................      $106,990     $    558      $107,548         100.00%
                                     ========     ========      ========         ======

   Percent of total............         99.48%         .52%
                                     ========     ========

         The following table indicates the amount of the Bank's certificates of deposit by time remaining until maturity as of September 30, 1998.

                                                                           Maturity
                                                     ----------------------------------------------------
                                                                      Over          Over
                                                     3 Months        3 to 6        6 to 12        Over
                                                      or Less        Months        Months       12 months      Total
                                                      --------      --------      --------      ---------     -------
                                                                               (In Thousands)
Certificates of deposit less than $100,000.......      $24,313       $21,423       $24,819       $24,706      $95,261
Certificates of deposit of $100,000 or more......        3,661         1,846         2,584         4,196       12,287
                                                      --------      --------      --------      --------      -------
Total certificates of deposit....................      $27,974       $23,269       $27,403       $28,902     $107,548
                                                       =======       =======       =======       =======     ========

         Borrowings. Although deposits are the Bank's primary source of funds, the Bank may utilize borrowings as a funding source. As a member of the FHLB, the Bank has access to overnight funds of approximately $14.3 million, along with an additional line of $14.3 million for one month advances. At September 30, 1998, the Bank had borrowings of $6.8 million under its overnight line.

         In January 1998, the Bank began converting a portion of its short-term borrowings to long-term borrowings principally through convertible (callable) advances with the FHLB. The borrowings are secured by mortgage-backed securities, and have contractual maturities of ten years, however, they include options which give the lender the right to call the debt after a specified lock-out period. The Company had $25 million of such borrowings at September 30, 1998, which had lock-out periods ranging from one to five years. For further detail, see Note #16 to the Consolidated Financial Statements.

Subsidiary and Other Activities

         As a federally chartered savings association, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $6.3 million at September 30, 1998, in the stock of, or loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. Federal associations also are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. As of September 30, 1998, the Bank had one subsidiary, Catskill Financial Services, Inc., which commenced operations in January 1998, principally to issue Savings Bank Life Insurance.

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

         The Bank attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from mutual funds and other savings institutions, commercial banks and credit unions located in the same communities. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available at four of the Bank's offices. At September 30, 1998, the Bank held approximately 30% of total financial institution deposits and 57% of total thrift deposits in Greene County, New York, and approximately .09% of total financial institution deposits in Albany County, New York.

Employees

         At September 30, 1998, the Company had a total of 70 employees, including four part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.  PROPERTIES

         The Bank conducts its business at its main office and four other banking offices in its primary market area. The Company does not own or lease any other premises and operates principally from the Bank's main office. The following table sets forth information relating to each of the Bank's offices as of September 30, 1998. The Bank also owns a parking lot located at 313-317 Main Street, Catskill, New York, which is used to service the main office. The net book value of the Bank's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 1998 was $2.5 million. See Note 9 of Notes to Consolidated Financial Statements. The Bank believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company, subject to possible future expansion.

                                                                                Total                  Net Book
                                                             Owned           Approximate          Value or Leasehold
                                          Date                or               Square               Improvement at
              Location                  Acquired            Leased             Footage            September 30, 1998
-------------------------------- ---------------------- --------------- ---------------------    -------------------
                                                                                                    (In thousands)
Main Office:
341 Main Street
Catskill, New York                   Prior to 1950           Owned             11,750                   $  609

Branch Offices:
Route 9-W
Ravena, New York                          1972               Owned              2,822                      267

Route 9-W
Corner Boulevard Avenue
Catskill, New York                        1978               Owned              2,900                      709

Route 296
Windham, New York                         1996               Owned              3,620                      736

Supermarket Branch:
Bryant's Supermarket(1)
Route 32
Greenville, New York                      1998              Leased                650                      201
                                                                                                        ------
                                                                                                        $2,522
                                                                                                        ======

(1) Branch opened April 1998 and lease term expires in April 2013

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved as plaintiff or defendant in various other legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         During the fourth quarter of fiscal 1998, there were no matters submitted to a vote of shareholders of Catskill Financial Corporation.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The following information included in the Annual Report to Shareholders for the fiscal year ended September 30, 1998, (the "Annual Report"), is incorporated herein by reference: "SHAREHOLDER INFORMATION", which appears on page 65 of the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

         The following information included in the Annual Report is incorporated herein by reference: "SELECTED CONSOLIDATED FINANCIAL INFORMATION" which appears on pages 4 and 5 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", which appears on pages 7 through 27 of the Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management", which appears on pages 11 through 14 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information included in the Annual Report is incorporated herein by reference: The consolidated statements of financial condition of Catskill Financial Corporation and Subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998, together with the related notes and the independent auditors' report thereon, all of which appears on pages 28 through 64 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information included in the Proxy Statement is incorporated herein by reference a copy of which is expected to be filed within 120 days of September 30, 1998 ("the Proxy Statement"): "ELECTION OF DIRECTORS", and "INFORMATION CONCERNING THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS", which appears on pages 2 through 5 of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

         The information included on pages 7 through 13 of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The  following   information   included  in  the  Proxy   Statement  is
incorporated herein by reference: "VOTING SECURITIES AND CERTAIN HOLDERS THEREOF" which appears on pages 5 THROUGH 7 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information included on page 15 of the Proxy Statement is incorporated herein by reference: "TRANSACTIONS WITH DIRECTORS AND OFFICERS."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Listed below are all financial statements and exhibits filed as part of this report:
              (1) The consolidated statements of financial condition of Catskill Financial Corporation and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998, together with the related notes and the independent auditors' report thereon, appearing in the Annual Report on pages 28 through 64 are incorporated herein by reference.

              (2) Schedules omitted as they are not applicable

              (3) Exhibits

         The following exhibits are either filed as part of this report or are incorporated herein by reference:

Regulation S - K Exhibit
    Reference Number                                Description
------------------------                            -----------
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

          3.2                   By  laws  of  Catskill   Financial   Corporation
                                (incorporated  by  reference  to Exhibit  3.2 to
                                Form S-1)

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

          10.2 Employment agreement dated April 1, 1998, by and between Catskill Savings Bank and Wilbur J.
                                Cross.  (incorporated  by  reference  to Exhibit
                                10.2 to Form 10Q for the nine month period ended
                                June 30, 1998.)

          10.3 Catskill Financial Corporation Employee Stock ownership Plan (incorporated by reference to Exhibit 10.3 to Form S-1.)

Regulation S - K Exhibit
    Reference Number                                Description
------------------------                            -----------
         10.4                   Catskill   Financial   Corporation    Management
                                Recognition  Plan  (incorporated by reference to
                                Proxy   Statement   for   Special   Meeting   of
                                Stockholders of Catskill  Financial  Corporation
                                held on October 24, 1996.)

         10.5                   Trustees Deferred  Compensation Plan of Catskill
                                Savings  Bank   (incorporated  by  reference  to
                                Exhibit 10.7 to Form S- 1.)

         10.6                   Employment agreement dated April 1, 1998, by and
                                between  Catskill   Financial   Corporation  and
                                Wilbur J. Cross.  (Incorporated  by reference to
                                Exhibit  10.1 to Form  10Q  for the  nine  month
                                period ended June 30, 1998.)

         10.7                   Catskill  Financial   Corporation   Supplemental
                                Executive  Retirement  Plan.   (Incorporated  by
                                reference  to  Exhibit  10.3 to Form 10Q for the
                                nine month period ended June 30, 1998.)

         10.8                   Catskill  Financial   Corporation   Supplemental
                                Executive Retirement Plan Trust (incorporated by
                                reference  to  Exhibit  10.4 to Form 10Q for the
                                nine month period ended June 30, 1998.)

         10.9 Employment Agreement dated August 1, 1998, by and between Catskill Savings Bank and David J.
                                DeLuca.

         10.10                  Schedule  pursuant to instruction #2 of Item 601
                                of   Regulation   SK.  There  is  an  employment
                                agreement  with  Keith  Lampman,   an  executive
                                officer    of   the    registrant,    which   is
                                substantially   identical   to   the   agreement
                                included as Exhibit 10.9.  The only  differences
                                are that  the  agreement  is with  Mr.  Lampman,
                                contains his  residence  address,  refers to his
                                title as "Vice  President"  and does not contain
                                section  1(e)(3) as contained  in the  agreement
                                included as Exhibit 10.9.

          11                    Computation of Net Income per Common Share

          13                    1998 Annual Report to security holders

          21                    Subsidiaries of the registrant

          23                    Consent of KPMG Peat Marwick LLP

          27                    Financial Data Schedule

                                       25

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

                                        CATSKILL FINANCIAL CORPORATION
                                                (Registrant)


                                        By:    /s/ Wilbur J. Cross
                                             ------------------------------
                                        Wilbur J. Cross
                                        Director & Chairman of the Board,
                                        President & Chief Executive Officer
Date:  December 18, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                    Title                                  Date
               ---------                                    -----                                  ----
 /s/ Wilbur J. Cross                       Director & Chairman of the Board,
---------------------------------          President and Chief                               December 18, 1998
Wilbur J. Cross                            Executive Officer


 /s/ David J. DeLuca                       Chief Financial Officer
---------------------------------          (Principal Financial Officer &                    December 18, 1998
David J. DeLuca                            Principal Accounting Officer)


 /s/ George P. Jones                       Director                                          December 18, 1998
---------------------------------
George P. Jones

 /s/ Richard A. Marshall                   Director                                          December 18, 1998
--------------------------------
Richard A. Marshall

 /s/ Allan D. Oren                         Director                                          December 18, 1998
-----------------------------------
Allan D. Oren

 /s/ Hugh J. Quigley                       Director                                          December 18, 1998
-----------------------------------
Hugh J. Quigley

 /s/ Edward P. Stiefel                     Director                                          December 18, 1998
-----------------------------------
Edward P. Stiefel, Esq.