Form 10-Q
period 1998-12-31
CATSKILL FINANCIAL CORP
filed 1999-02-16
CIK 1005512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended       December 31, 1998
                                                        -----------------

                                       or

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to


                         Commission File Number 0-27650

                         CATSKILL FINANCIAL CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       14-1788465
                --------                                       ----------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

              341 MAIN STREET, CATSKILL, NY                 12414
         -----------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

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

                  Yes  [ X ]          No    [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Shares, $.01 par value                       4,358,334
     -----------------------------                    ---------------
            (Title of class)                   (outstanding at January 31, 1999)

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                December 31, 1998




INDEX

PART I    FINANCIAL INFORMATION

Item 1.    Consolidated Interim Financial Statements

                  Consolidated Statements of Financial Condition as of December 31, 1998 (Unaudited) and September 30, 1998

                  Consolidated Statements of Income for the three months ended December 31, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Changes in Shareholders' Equity for the three months ended December 31, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the three months ended December 31, 1998 and 1997 (Unaudited)

                  Notes to Unaudited Consolidated Interim Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Default on Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

                                 CATSKILL FINANCIAL CORPORATION
                         Consolidated Statements of Financial Condition
                                (In thousands, except share data)



                            Assets                    December 31, 1998      September 30, 1998
                            ------                    -----------------      ------------------
                                                          (Unaudited)
Cash and due from banks ...........................        $   4,176             $   2,795
Securities available for sale, at fair value ......          157,785               164,983
Investment securities, at amortized cost:
     (Estimated fair value of $2,096 at December
     31, 1998, and $2,106 at September 30, 1998) ..            2,064                 2,060
Stock in Federal Home Loan Bank of NY, at cost ....            1,954                 1,954
Loans receivable, net .............................          142,544               137,785
Corporate owned life insurance ....................           10,002                  --
Accrued interest receivable .......................            2,431                 2,398
Premises and equipment, net .......................            2,561                 2,522
Real estate owned .................................               62                    53
Other assets ......................................              214                   202
                                                           ---------             ---------
          Total Assets ............................        $ 323,793             $ 314,752
                                                           =========             =========

          Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
     Non-interest bearing .........................        $   7,315             $   6,009
     Interest bearing .............................          207,818               203,968
                                                           ---------             ---------
          Total Deposits ..........................          215,133               209,977
   Short-term borrowings ..........................            9,825                 6,840
   Long-term borrowings ...........................           25,000                25,000
   Advance payments by borrowers for taxes and
         insurance ................................            2,020                   673
   Accrued interest payable .......................              284                   288
   Official bank checks ...........................            1,547                 1,986
   Accrued expenses and other liabilities .........            1,922                 2,157
                                                           ---------             ---------
          Total Liabilities .......................        $ 255,731             $ 246,921
                                                           =========             =========

                                 CATSKILL FINANCIAL CORPORATION
                         Consolidated Statements of Financial Condition
                                (In thousands, except share data)
                                          (continued)



                                                       December 31, 1998      September 30, 1998
                                                       -----------------      ------------------
                                                          (Unaudited)
Shareholders' Equity
   Preferred stock, $.01 par value; authorized
    5,000,000 shares ..............................             --                    --
   Common stock, $.01 par value; authorized
    15,000,000 shares; 5,686,750 shares issued
    at December 31, 1998 and September 30, 1998 ...               57                    57
   Additional paid-in capital .....................           54,974                54,974
   Retained earnings, substantially restricted ....           37,989                37,374
   Common stock acquired by ESOP ..................           (3,981)               (3,981)
   Unearned management recognition plan (MRP) .....           (1,317)               (1,433)
   Treasury stock, at cost (1,328,416 shares at
     December 31, 1998 and September 30, 1998) ....          (21,223)              (21,223)
   Accumulated other comprehensive income .........            1,563                 2,063
                                                           ---------             ---------
         Total Shareholders' Equity ...............           68,062                67,831
                                                           ---------             ---------
         Total Liabilities and Shareholders' Equity        $ 323,793             $ 314,752
                                                           =========             =========

 See accompanying notes to unaudited consolidated interim financial statements.

                                 CATSKILL FINANCIAL CORPORATION
                                Consolidated Statements of Income
                         (In thousands, except share and per share data)


                                                                       THREE MONTHS ENDED
                                                                          December 31,
                                                                     1998              1997
                                                                 -----------        -----------
                                                                           (Unaudited)
Interest and dividend income:
     Loans ..............................................        $     2,757        $     2,551
     Securities available for sale
         Taxable ........................................              2,030              2,499
         Non-taxable ....................................                491                 60
     Investment securities held to maturity .............                 33                121
     Federal funds sold and other .......................                  1                  1
     Stock in Federal Home Loan Bank of NY ..............                 34                 31
                                                                 -----------        -----------
         Total interest and dividend income .............              5,346              5,263

Interest expense:
     Deposits ...........................................              2,226              2,241
     Short-term borrowings ..............................                 71                184
     Long-term borrowings ...............................                329               --
                                                                 -----------        -----------
         Total interest expense .........................              2,626              2,425
                                                                 -----------        -----------
Net interest income .....................................              2,720              2,838

Provision for loan losses ...............................                 45                 54
                                                                 -----------        -----------
         Net interest income after provision for
         loan losses ....................................              2,675              2,784
                                                                 -----------        -----------

Noninterest income:
     Service fees on deposit accounts ...................                 90                 68
     Net securities gains ...............................                 22                 19
     Other income .......................................                 52                 32
                                                                 -----------        -----------
         Total noninterest income .......................                164                119
                                                                 -----------        -----------

                                 CATSKILL FINANCIAL CORPORATION
                                Consolidated Statements of Income
                         (In thousands, except share and per share data)
                                          (continued)


                                                                       THREE MONTHS ENDED
                                                                          December 31,
                                                                     1998              1997
                                                                 -----------        -----------
                                                                           (Unaudited)
Noninterest expense:
     Salaries and employee benefits .....................                871                840
     Advertising and business promotion .................                 22                 50
     Net occupancy on premises ..........................                 95                 82
     Federal deposit insurance premiums .................                  6                  7
     Postage and supplies ...............................                 67                 64
     Outside data processing fees .......................                106                 95
     Equipment ..........................................                 40                 40
     Professional fees ..................................                 59                 37
     Other real estate expenses, net ....................                 14                (16)
     Other ..............................................                185                149
                                                                 -----------        -----------
         Total noninterest expense ......................              1,465              1,348
                                                                 -----------        -----------
         Income before taxes ............................              1,374              1,555
Income tax expense ......................................                393                597
                                                                 -----------        -----------
         Net income .....................................        $       981        $       958
                                                                 ===========        ===========

Basic earnings per common share .........................        $       .26        $       .23
Diluted earnings per common share .......................        $       .25        $       .22

Weighted Average Common Shares-Basic ....................          3,839,278          4,250,413

Weighted Average Common Shares-Diluted ..................          3,879,890          4,377,404


 See accompanying notes to unaudited consolidated interim financial statements.

                                                   CATSKILL FINANCIAL CORPORATION
                                     Consolidated Statements of Changes in Shareholders' Equity
                                            (In thousands, except share data) (Unaudited)

                                                                                            Retained       Common         Unearned
                                                                            Additional      Earnings,       Stock        Management
                                                             Common          Paid-in     Substantially    Acquired by   Recognition
                                                              Stock          Capital       Restricted       ESOP           Plan
                                                              ----           -------        -------       -------        -------
Balance at September 30, 1998                                 $ 57           $54,974        $37,374       $(3,981)       $(1,433)
Comprehensive income:
         Net income                                                                             981
         Other comprehensive income, net of tax:
           Unrealized net losses arising during the
              period on AFS securities (Pre-tax $811)
           Reclassification adjustment for gains
              realized in net income (pre-tax $22)

         Other comprehensive income

Comprehensive income

Dividends paid on common stock ($.0925 per share)                                              (366)
Amortization of unearned MRP compensation                                                                                    116
                                                              ----           -------        -------       -------        -------
Balance at December 31, 1998                                  $ 57           $54,974        $37,989       $(3,981)       $(1,317)
                                                              ====           =======        =======       =======        =======


Balance at September 30, 1997                                 $ 57           $54,811        $34,915       $(4,209)       $(1,856)
Comprehensive income:
         Net income                                                                             958
         Other comprehensive income, net of tax:
            Unrealized net gains arising during the
               period on AFS securities (Pre-tax $506)
            Reclassification adjustment for gains
               realized in net income (pre-tax $19)

         Other comprehensive income

Comprehensive income

Dividends paid on common stock ($.08 per share)                                                (352)
Purchase of common stock (67,175 shares)
Exercise of stock options
(4,401 shares issued, net)                                                                      (29)
Amortization of unearned MRP compensation                                                                                    114
                                                              ----           -------        -------       -------        -------

Balance at December 31, 1997                                  $ 57           $54,811        $35,492       $(4,209)       $(1,742)
                                                              ====           =======        =======       =======        =======

                                             CATSKILL FINANCIAL CORPORATION
                               Consolidated Statements of Changes in Shareholders' Equity
                                      (In thousands, except share data) (Unaudited)
                                                       (continued)



                                                                             Accumulated
                                                              Treasury         Other
                                                               Stock,      Comprehensive     Comprehensive
                                                              at Cost           Income           Income          Total
                                                              -------           ------           ------          -----
Balance at September 30, 1998                                 $(21,223)          $ 2,063                        $67,831
Comprehensive income:
         Net income                                                                            $      981           981
         Other comprehensive income, net of tax:
           Unrealized net losses arising during the
              period on AFS securities (Pre-tax $811)                                                (487)
           Reclassification adjustment for gains
              realized in net income (pre-tax $22)                                                    (13)
                                                                                               ----------
         Other comprehensive income                                                 (500)            (500)         (500)
                                                                                               ----------
Comprehensive income                                                                           $      481
                                                                                               ==========
Dividends paid on common stock ($.0925 per share)                                                                  (366)
Amortization of unearned MRP compensation                                                                           116
                                                              --------           -------                        -------
Balance at December 31, 1998                                  $(21,223)          $ 1,563                        $68,062
                                                              ========           =======                        =======


Balance at September 30, 1997                                 $(12,862)            $ 921                        $71,777
Comprehensive income:
         Net income                                                                            $      958           958
         Other comprehensive income, net of tax:
            Unrealized net gains arising during the
               period on AFS securities (Pre-tax $506)                                                303
            Reclassification adjustment for gains
               realized in net income (pre-tax $19)                                                   (11)
                                                                                               ----------
         Other comprehensive income                                                  292              292           292
                                                                                               ----------
Comprehensive income                                                                           $    1,250
                                                                                               ==========
Dividends paid on common stock ($.08 per share)                                                                    (352)
Purchase of common stock (67,175 shares)                        (1,162)                                          (1,162)
Exercise of stock options
(4,401 shares issued, net)                                          67                                               38
Amortization of unearned MRP compensation                                                                           114
                                                              --------        ----------                        -------
Balance at December 31, 1997                                  $(13,957)       $    1,213                        $71,665
                                                              ========        ==========                        =======

See accompanying notes to unaudited consolidated interim financial statements.

                                   CATSKILL FINANCIAL CORPORATION
                                Consolidated Statements of Cash Flows
                                           (In Thousands)


                                                                             Three Months Ended
                                                                                 December 31,
                                                                           1998               1997
                                                                         --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           (Unaudited)
Net Income ..........................................................     $    981      $    958
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation ......................................................           49            51
  Net accretion on securities .......................................          (23)           (9)
  Provision for loan losses .........................................           45            54
  MRP compensation expense ..........................................          116           114
  ESOP compensation expense .........................................           77           100
  Losses (gains) on sale of other real estate owned .................           13           (24)
  Gains on sales and calls of securities ............................          (22)          (19)
  Net increase in other assets ......................................          (45)         (204)
  Net decrease in accrued expense and other liabilities .............         (424)       (3,185)
                                                                          --------      --------
 Net cash provided (used) by operating activities ...................          767        (2,164)
                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of investment securities .......            9         3,010
Net increase in loans ...............................................       (4,836)         (895)
Capital expenditures, net ...........................................          (88)          (79)
Purchase of company owned life insurance ............................      (10,000)         --
Purchase of AFS securities ..........................................      (12,699)      (16,637)
Proceeds from sale of securities available for sale .................        5,394         2,019
Proceeds from maturity/calls/paydown of AFS securities ..............       13,702         9,689
Proceeds from sale of other real estate owned .......................           10           116
                                                                          --------      --------
Net cash used by investing activities ...............................       (8,508)       (2,777)
                                                                          --------      --------

                                   CATSKILL FINANCIAL CORPORATION
                                Consolidated Statements of Cash Flows
                                           (In Thousands)
                                            (continued)


                                                                             Three Months Ended
                                                                                 December 31,
                                                                           1998               1997
                                                                         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options .....................         --              38
Net increase in deposits ............................................        5,156         1,231
Net increase in advances from borrowers for
 taxes and insurance ................................................        1,347         1,593
Net increase in short-term borrowings ...............................        2,985         5,215
Cash dividends on common stock ......................................         (366)         (352)
Purchase of common stock for treasury ...............................         --          (1,162)
                                                                          --------      --------
Net cash provided by financing activities ...........................        9,122         6,563
                                                                          --------      --------
Net increase in cash and cash equivalents ...........................        1,381         1,622
Cash and cash equivalents at beginning of period ....................        2,795         2,274
                                                                          --------      --------
Cash and cash equivalents at end of period ..........................     $  4,176      $  3,896
                                                                          ========      ========
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
   Interest .........................................................     $  2,630      $  2,423
   Taxes ............................................................          370           521
Transfer of loans to other real estate owned ........................           32            83
Change in net unrealized gain (loss) on AFS securities, net of change
in deferred tax liability (benefit) of $(333) and $195, respectively          (500)          292

  See accompanying notes to unaudited consolidated interim financial statements

                         CATSKILL FINANCIAL CORPORATION
                         Notes to Unaudited Consolidated
                          Interim Financial Statements

Note 1. Basis of Presentation

The unaudited consolidated interim financial statements include the accounts of Catskill Financial Corporation ("Company") and its wholly owned subsidiary, Catskill Savings Bank ("Bank"). All intercompany accounts and transactions have been eliminated in consolidation. Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. In management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 1999.

Note 2. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is not considered outstanding and only included in the computation of basic earnings per share on the date they are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's stock options and unvested restricted stock. Unallocated ESOP shares are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.

The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month periods ended December 31:

                 (in thousands, except share and per share data)


                                                         1998              1997
                                                      ----------      ----------
Net income .....................................      $      981      $      958
                                                      ==========      ==========

Weighted average common shares .................       3,839,278       4,250,413
Dilutive effect of potential common shares
         related to stock compensation plans ...          40,612         126,991
                                                      ----------      ----------
Weighted average common shares including
         potential dilution ....................       3,879,890       4,377,404
                                                      ==========      ==========

Basic earnings per share .......................      $      .26      $      .23
Diluted earnings per share .....................      $      .25      $      .22

Note 3. Comprehensive Income

On October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This
Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of the Company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three month period ended December 31, 1998 and 1997 was $481,000 and $1,250,000,
respectively.

Note 4. Impact of New Accounting Standards

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for periods beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1999 annual consolidated financial statements. This Statement imposes disclosure requirements only and is not expected to have a material effect on the financial condition or results of operations of the Company.

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirements benefits. The Statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the September 30, 1999, consolidated financial statements. This Statement imposes disclosure requirements only and is not expected to have a material effect on the financial condition or results of operations of the Company.

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

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                December 31, 1998


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

The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses such deposits, together with other funds, to originate one to four family residential mortgages, and, to a lesser extent, consumer (including home equity lines of credit), commercial, and multi-family real estate and other loans in its primary market area. The Bank's primary market area is comprised of Greene County and southern Albany County in New York, which are serviced through five banking offices, the most recent having opened in April 1998. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), and, as a federal savings bank, the Bank is subject to regulation by the Office of Thrift Supervision ("OTS").

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

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the
Company's   actual  results  and  experience  to  differ   materially  from  the
anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

o Deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate;

o the effect of certain customers and vendors of critical systems or services failing to adequately address issues relating to becoming Year 2000 compliant;

o changes in market interest rates or changes in the speed at which market interest rates change;

o changes in laws and regulations affecting the financial service industry;

o        changes in competition; and

o        changes in consumer preferences.

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

         The Company does not undertake, and specifically disclaims any obligation, to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

Total assets were $323.8 million at December 31, 1998, an increase of $9.0 million, or 2.9% from the $314.8 million at September 30, 1998. The increase in assets was primarily in corporate owned life insurance, and to a lesser extent, loans and was funded principally by increases in deposits and short-term borrowings.

Cash and cash equivalents were $4.2 million, an increase of $1.4 million, or 50.0% from the $2.8 million at September 30, 1998. The change was principally due to a temporary increase in checks in process of collection, as well as funding, in advance, of a pending order for vault cash.

Total securities, which include securities held to maturity ("HTM") and securities available for sale ("AFS"), excluding Federal Home Loan Bank stock, were $159.8 million, a decrease of $7.2 million, or 4.3% from the $167.0 million as of September 30, 1998. The decrease in securities was principally in the Company's mortgage-backed securities ("MBS") portfolio, as the lower interest rate environment accelerated the rate of prepayments on the Company's existing MBS portfolio. The Company used most of the proceeds to fund a $10 million purchase of corporate owned life insurance ("COLI") as a financing vehicle for pre- and post retirement employee benefits. The COLI's investment returns and death benefits are not taxable to the Company, and the insurance premiums are non-deductible. The insurance policy provides that the initial lump sum premium, after certain deductions, is maintained in a separate account, which minimizes the Company's exposure to the insurance carrier and allows the Company to select both the investment manager and the portfolio strategy.

Loans receivable were $144.5 million as of December 31, 1998, an increase of $4.8 million or 3.4% over the $139.7 million as of September 30, 1998. The following table shows the loan portfolio composition as of the respective balance sheet dates:

                                                 December 31,                            September 30,
                                                     1998                                   1998
                                        -----------------------------          ------------------------------
                                        (In thousands)     % of Loans          (In thousands)      % of Loans
Real Estate Loans
    One-to-four family ............       $ 117,073              80.9%            $ 113,423             81.0%
    Multi-family and commercial ...           7,241               5.0                 6,389              4.6
    Construction ..................           1,453               1.0                 1,182               .8
                                          ---------            ------             ---------            -----
        Total real estate loans ...         125,767              86.9               120,994             86.4
Consumer Loans ....................          18,301              12.6                18,399             13.2
Commercial Loans ..................             661                .5                   602               .4
                                          ---------            ------             ---------            -----
        Gross Loans ...............         144,729             100.0%              139,995            100.0%
                                                               ======                                  =====
Less:  Net deferred loan fees .....            (201)                                   (260)
                                          ---------                              ----------
        Total loans receivable ....       $ 144,528                              $  139,735
                                          =========                              ==========

One-to-four family real estate loans increased $3.7 million, or 3.3%, as the Company has continued to promote a 15 year fixed rate mortgage product with a preferred rate for borrowers who have their monthly payments automatically deducted from a checking account with the Bank. The increase in multi-family and commercial real estate loans was principally represented by a loan to finance a mobile home park in the Company's primary market area.

Non-performing assets at December 31, 1998 were $568,000, or .18% of total assets, compared to the $644,000, or .20% of total assets at September 30, 1998. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                                        December 31,   September 30,
                                                           1998           1998
                                                            ----           ----
                                                              (In thousands)
Non-performing loans:
    One-to-four family ...........................          $408           $520
    Multi-family and commercial ..................           --             --
    Consumer .....................................            98             71
                                                            ----           ----
        Total non-performing loans ...............           506            591
                                                            ----           ----
Foreclosed assets, net:
    One-to-four family ...........................            62             53
    Multi-family and commercial ..................           --             --
                                                            ----           ----
        Total foreclosed assets, net .............            62             53
                                                            ----           ----
        Total non-performing assets ..............          $568           $644
                                                            ====           ====

        Total non-performing loans
           as a % of total loans .................           .35%           .42%


The decrease in non-performing loans at December 31, 1998 as compared to September 30, 1998 was attributable principally to loan repayments and the foreclosure of one loan which resulted in the Company acquiring title to the mortgaged property. The net realizable value of the property, totaling $32,000, was transferred to other real estate, and since the net realizable value approximated the Company's carrying value, the Company recorded no loss. In addition, during the three months ended December 31, 1998, the Company sold one parcel of other real estate which reduced real estate owned by $23,000. The following table summarizes the activity in other real estate for the periods presented:

                                            Three Months Ended December 31,
                                            -------------------------------
                                                 1998             1997
                                                -----            -----
                                                     (In thousands)
Other real estate beginning of
    period ...........................          $  53            $ 248
Transfer of loans to other real
    estate owned .....................             32               83
Sales of other real estate, net ......            (23)             (92)
                                                -----            -----
Other real estate end of period ......          $  62            $ 239
                                                =====            =====

The allowance for loan losses was $2.0 million, or 1.37% of period end loans at December 31, 1998, and provided coverage of non-performing loans of 392.1%, compared to coverage of 330.0% as of September 30, 1998. The following summarizes the activity in the allowance for loan losses:

                                                     Three Months Ended December 31,
                                                     -------------------------------
                                                         1998              1997
                                                       -------          -------
                                                             (In thousands)
Allowance at beginning of the period .........         $ 1,950          $ 1,889
    Charge-offs ..............................             (13)             (57)
    Recoveries ...............................               2                4
                                                       -------          -------
        Net charge-offs ......................             (11)             (53)
    Provision for loan losses ................              45               54
                                                       -------          -------
Allowance at end of the period ...............         $ 1,984          $ 1,890
                                                       =======          =======

Total deposits were $215.1 million at December 31, 1998, an increase of $5.1 million, or 2.4% from the $210.0 million at September 30, 1998. The following table shows the deposit composition as of the respective balance sheet dates:

                                        December 31, 1998                     September 30, 1998
                                ---------------------------------    ----------------------------------
                                (In thousands)      % of Deposits    (In thousands)       % of Deposits
                                --------------      -------------    --------------       -------------
Savings ......................     $ 78,864              36.7%          $ 78,075                37.2%
Money market .................        6,096               2.8              5,949                 2.8
NOW ..........................       14,722               6.8             12,396                 5.9
Non-interest demand ..........        7,315               3.4              6,009                 2.9
Certificates of deposits .....      108,136              50.3            107,548                51.2
                                   --------             -----           --------               -----
                                   $215,133             100.0%          $209,977               100.0%
                                   ========             =====           ========               =====

The growth in deposits was principally generated by the Company's two newest offices. In addition, the Company received approximately $1.6 million of direct deposits in December 1998, instead of January 1999, because January 1st and January 3rd were not business days.

The Company increased its borrowings, which are principally with the Federal Home Loan Bank of New York ("FHLB"), to $34.8 million at December 31, 1998, an increase of $3.0 million from the $31.8 million at September 30, 1998. The additional borrowings were used to partially fund the Company's purchase of company owned life insurance, and the temporary increase in cash and due from banks. As of December 31, 1998, the Company still has additional available credit of $4.5 million under its overnight line and $14.3 million under its one month advance program with the FHLB.

Shareholders' equity at December 31, 1998 was $68.1 million, an increase of $.3 million or .4% from the $67.8 million at September 30, 1998. The increase was principally caused by the Company's $.6 million of net income retained after cash dividends offset by a $.5 million decline in the Company's net unrealized gain (loss) on securities available for sale, net of taxes. The Company also recorded a $.1 million increase in shareholders' equity due to the amortization of restricted stock awards.

Shareholders' equity as a percentage of total assets was 21.0% at December 31, 1998 compared to 21.6% at September 30, 1998. Book value per common share was $15.62, or $16.03 excluding unvested shares of the Company's restricted stock plan ("MRP"), and was $17.68 excluding unallocated ESOP shares and unvested MRP shares.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

General

For the three months ended December 31, 1998, the Company recorded net income of $981,000, an increase of $23,000, or 2.4%, compared to the three month period ended December 31, 1997. Diluted earnings per share were $.25, an increase of 13.6% compared to diluted earnings per share of $.22 for the three months ended December 31, 1997. Basic earnings per share were $.26 for the three month period, an increase of 13.0% compared to $.23 for the comparable quarter. For the three months ended December 31, 1998, weighted average common shares - basic were 3,839,278, down 411,135, or 9.7%, due to the Company's share repurchase programs.

Annualized return on average assets for the three months ended December 31, 1998 and 1997, was 1.24% and 1.31%, respectively, and return on average equity was 5.79% and 5.32%, respectively.

Net Interest Income

Net interest income on a full tax equivalent basis for the three months ended December 31, 1998, was $3.0 million, an increase of $98,000, or 3.4%, when compared to the three months ended December 31, 1997. The increase was principally volume related as the Company increased its average earning assets $24.1 million, more than offsetting the increase in interest expense from the Company's funding of its stock repurchase program. The Company funded the share repurchases, along with its growth in earning assets, principally with borrowings and, to a lesser extent, deposit growth.

Interest income for the three months ended December 31, 1998 was $5.6 million on a tax equivalent basis, an increase of $299,000, or 5.7%, over the comparable period last year. The $24.1 million increase in the average volume of earning assets had a direct positive effect on interest income as the Company sought to leverage its excess capital, offset somewhat by a twenty basis point drop in the yield on its average earning assets.

Average earning assets increased principally in the loan and securities portfolios, which on average grew 11.9% and 5.8%, respectively. Loan growth was principally due to the promotion of a 15 year fixed rate mortgage product, which increased volume, but had an adverse impact on the loan portfolio yield since the loans were originated at rates below the average portfolio yield. In addition, the Company, due to lower market interest rates, experienced higher loan prepayments, and refinancing of its existing portfolio, which together with the loan promotion caused the yield on the loan portfolio to decrease 28 basis points to 7.79%.

Average MBS were $85.3 million for the three months ended December 31, 1998, down only 1% from the comparable period. The average yield on MBS was 6.32%, down 71 basis points from the comparable period, as the Company has been purchasing one year Treasury indexed teaser rate adjustable rate mortgages ("ARM's"). Consequently, 29.9% of the average MBS portfolio represented teaser rate ARM's compared to only 4.2% in the comparable period. The teaser ARM's were purchased during the initial teaser rate period, therefore the initial average interest rate and yield will be less than the fully indexed rate and yield. Management expects the average yield of these ARM's to increase as they adjust to their fully indexed rate; however, the actual increase will depend upon the level of the one-year constant maturity treasury index when the rates adjust.

Average other securities increased $9.8 million, or 14.1%, as the Company purchased longer call protected bank qualified municipal securities to increase yields and reduce reinvestment risk if rates decline. The average yield on the other securities portfolio for the three months ended December 31, 1998, was 7.43%, an increase of 44 basis points from the comparable period, as the Company replaced securities called and/or matured with higher yielding municipals. Municipal securities now represent 45.0% of average other securities, compared to less than 8% in the comparable period.

Interest expense for the three months ended December 31, 1998, was $2.6 million, an increase of $201,000, or 8.3%. The change was principally due to an increase in the average volume of interest bearing liabilities offset somewhat by a decrease in the Company's cost of funds. Average interest bearing liabilities were $237.3 million, an increase of $26.9 million, or 12.8%, as the Company borrowed in order to fund the Company's stock repurchase program and earning asset growth. Average long-term borrowings were up $25.0 million, as the Company converted a portion of its short-term borrowings to long-term borrowings, principally through convertible (callable) advances. There were no long-term borrowings in the comparable period in fiscal 1998. Average short-term borrowings were $5.4 million for the three months ended December 31, 1998, down $7.3 million from the comparable three month period due to the change to long-term borrowings. In addition, the Company's average certificates of deposit ("CD's") increased $8.0 million, or 8.0%, as the Company in fiscal 1998 promoted a special 15 month CD program at a premium rate due to competitive pressures. The cost of funds decreased 18 basis points to 4.39% as the Company has generally lowered its deposit rates.

The Company's net yield on average earning assets was 3.83% for the three months ended December 31, 1998, down 19 basis points compared to 4.02% for the comparable period of the prior year. The decrease was principally caused by the Company's stock repurchase program, which reduced the level of no-cost funding sources, and consequently increased the amount of average earning assets funded by interest bearing liabilities. For the three months ended December 31, 1998, the Company had $69.1 million of average earning assets with no funding costs, a decrease of $2.8 million, or 3.9%, from the $71.9 million for the three months ended December 31, 1997.

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

The provision for loan losses was $45,000, or .13% of average loans for the three months ended December 31, 1998, down from $54,000, or .17% of average loans in the comparable period of the prior year. The decrease is principally attributable to a reduction in net charge-offs to $11,000, or .03% of average loans for the three months ended December 31, 1998, as compared to $53,000, or
 .17% of average loans in the comparable period. Non-performing loans were $506,000 as of December 31, 1998, or .35% of total loans, a decrease of $278,000 from December 31, 1997, when they were .62% of total loans. At December 31, 1998, the allowance for loan losses was $1,984,000, or 1.37% of period end loans, and provided coverage of non-performing loans of 392.1% compared to 1.49% and 241.1%, respectively, as of December 31, 1997.

Non-Interest Income

Non-interest income was $164,000 for the three months ended December 31, 1998, an increase of $45,000 or 37.8% from the three months ended December 31, 1997. The increase was principally service fees on deposit accounts as the Company continues to promote checking accounts to increase its core deposits and diversify its revenue.

Non-Interest Expense

Non-interest expense for the three months ended December 31, 1998 was $1,465,000, an increase of $117,000, or 8.7%, over the comparable period last year. The increase was principally the cost attributable to our new supermarket branch, which opened in April 1998, as well as higher other real estate expenses, and other professional fees.

Salaries and employee benefits for the three months ended December 31, 1998, were $871,000, an increase of $31,000, or 3.7%, principally from staffing our new branch which opened in April 1998. Other real estate expenses, net increased $30,000, principally from sales, as the Company incurred a $13,000 loss in the three months ended December 31, 1998, compared to gains of $16,000 in the comparable period. Other professional fees were $59,000, an increase of $22,000 as the Company incurred higher costs due to higher tax, actuarial and investment advisory services.

Income Tax Expense

Income tax expense for the three months ended December 31, 1998, was $393,000, a decrease of $204,000, or 34.2%, from the comparable period last year. The Company's effective tax rates for the three months ended December 31, 1998 and 1997, were 28.60% and 38.39%, respectively. The decrease in both the effective tax rate and income tax expense is principally the impact of the Company's purchase of tax-exempt securities, primarily bank qualified municipals.

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

The Company's primary sources of funds for operations are deposits, borrowings, principal and interest payments on loans, mortgage backed securities and other securities available for sale.

Net cash provided by operating activities was $.8 million for the three months ended December 31, 1998, an increase of $2.9 million from the comparable three month period. The increase was principally the change in accrued expenses and other liabilities caused by a decrease in official bank checks outstanding in the prior year. Official bank checks decreased principally as a result of the Company's payment of real estate taxes for mortgage borrowers using escrowed funds earlier in September 1998 than in September 1997.

Investing activities used $8.5 million in the three months ended December 31, 1998, as the Company increased its assets principally from the $10.0 million purchase of COLI, and $4.8 million in loans, offset somewhat by a $6.4 million reduction in securities. Financing activities provided $9.1 million, as the Company experienced increases in deposits, short-term borrowings and advances by borrowers for taxes, somewhat offset by the payment of cash dividends on its common stock. For more details concerning the Company's cash flows, see "Consolidated Statements of Cash Flows."

An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $215.1 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of December 31, 1998, deposit accounts having balances in excess of $100,000 totaled $19.0 million, or less than 8.8%, of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The OTS required minimum liquidity ratio is currently 4% and for the month of December 1998, the Bank exceeded that, maintaining an average liquidity ratio of 46.34%.

The Company anticipates that it will have sufficient funds to meet its current commitments. At December 31, 1998, the Company had commitments to originate loans of $4.3 million. In addition, the Company had undrawn commitments of $2.6 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at December 31, 1998, totaled $71.9 million, and management believes that a significant portion of such deposits will remain with the Company.

Although there are no minimum capital ratio requirements for the Company, the Bank is required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios at December 31, 1998, compared to the OTS minimum capital requirements:

                                           Actual                        Minimum
                                           ------                        -------
                                  Amount           %                 Amount          %
                                 -------         -----             -------          ---
                                                   (Dollars in Thousands)

Tangible Capital                 $56,229         17.65%            $ 4,779          1.5%
Core Capital                      56,229         17.65              12,743          4.0
Risk Based Capital                57,923         42.83              10,819          8.0

On April 18, 1999, it will have been three years since the Bank converted to a public company, consequently, the Company will no longer be subject to stock repurchase restrictions of the OTS. The Company expects, subject to market conditions, to continue to use stock repurchase programs as part of its capital management strategies. At December 31, 1998, the Holding Company had approximately $6.0 million in available resources to pursue stock repurchases. Furthermore, the Bank could pay $21.7 million of dividends to the Holding Company after notifying the OTS in writing.

Year 2000 Readiness Disclosure

The Year 2000 ("Y2K") issue confronting the Company and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

Substantially, all of the Company's mission critical systems are outsourced or are purchased software packages. As a result, much of the remediation and testing process is dependent on the accuracy of work performed by, and the Year 2000 compliance of software, hardware and equipment provided by, vendors.

The Company's total Y2K project cost is estimated to be $100,000, of which $50,000 is expected to be hardware and software upgrades. So far, the Company has expensed $25,000 of the project cost, and expects to amortize the hardware and software upgrades over their estimated useful lives of three to five years.

The Company's progress on its Year 2000 readiness is continuing as scheduled. During the quarter, the Company tested all of its mission critical systems, and processed transactions with dates up through and including March 1, 2000. The results of the Company's tests, as well as other customers of the Company's data processing service provider, disclosed no Year 2000 issues. Dates remaining to be tested are year-end 2000, as well as three dates within year 2001.

The Company expects its mission critical systems to be compliant by June 1999, and all others by September 1999.

The Company expects that when the century changes, disruption in service will come not from a failure of its systems or the systems of the providers with whom it interfaces, but rather from outside agencies (i.e. electric and telephone companies) beyond its control. Therefore, contingency planning and business resumption planning will be based on the Company's formal Disaster Recovery Program, which includes using such things as spreadsheet software or reverting to manual systems until problems can be corrected.

The Company has written a Disaster Recovery and Year 2000 Contingency Plan, and management expects to test the plan before June 30, 1999. The Company is also undertaking various customer awareness programs, such as posted statements, mailing of FDIC brochures and publishing information on its website.

                   PART I - FINANCIAL INFORMATION (continued)

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company believes there have been no material changes in the Company's interest rate risk position since September 30, 1998. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.


               TABLE #1 AVERAGE BALANCES, INTEREST, YIELD AND RATE

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totaled $235,000 and $19,000 for the three month periods ended December 31, 1998 and 1997, respectively. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                                         THREE MONTH PERIODS ENDED
                                       --------------------------------------------------------------------------------------------
                                                    December 31, 1998                                December 31, 1997
                                       ------------------------------------------        ------------------------------------------
                                        Average                                           Average
                                       Balance        Interest         Yield/Rate         Balance         Interest       Yield/Rate
                                       -------        --------         ----------         -------         --------       ----------
                                                                          (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                $141,515        $ 2,757             7.79%         $126,421         $ 2,551            8.07%
  Mortgage-backed securities             85,331          1,348             6.32%           86,192           1,514            7.03%
  Securities                             79,410          1,475             7.43%           69,574           1,216            6.99%
  Federal funds sold and other               62              1             6.40%               43               1            9.23%
                                       --------        -------                           --------         -------
  Total interest-earning assets         306,318          5,581             7.29%          282,230           5,282            7.49%
Allowance for loan losses               (1,965)                                           (1,876)
Other assets, net                        10,185                                             8,766
                                       --------                                          --------
  Total Assets                         $314,538                                          $289,120
                                       ========                                          ========
Interest-Bearing Liabilities
  Savings deposits                     $ 77,797           $607             3.10%         $ 78,235            $682            3.46%
  Money market                            6,106             45             2.92%            6,925              56            3.21%
  Now deposits                           13,109             64             1.94%           10,986              68            2.46%
  Certificates of deposit               107,921          1,499             5.51%           99,942           1,425            5.66%
  Short-term borrowings                   5,436             71             5.18%           12,702             184            5.75%
  Long-term borrowings                   25,000            329             5.22%              ---
  Escrow and other                        1,897             11             2.30%            1,571              10            2.53%
                                       --------        -------                           --------         -------
  Total interest-bearing
      liabilities                       237,266          2,626             4.39%          210,361           2,425            4.57%
Non-interest bearing                      6,541                                             4,574
Other liabilities                         3,558                                             2,751
Shareholders' equity                     67,173                                            71,434
                                       --------                                          --------
  Total Equity and Liabilities         $314,538                                          $289,120
                                       ========                                          ========

  Net interest income                                   $2,955                                             $2,857
                                                        ======                                             ======
  Net interest rate spread                                                 2.90%                                             2.92%
                                                                           ====                                              ====
  Net yield on average
       interest-earning assets                                             3.83%                                             4.02%
                                                                           ====                                              ====
  Average interest earning
       assets to average interest
         bearing liabilities            129.10%                                           134.16%
                                        ======                                            ======
  Earning Assets/Total Assets            97.39%                                            97.62%
                                        ======                                            ======

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q

                                DECEMBER 31, 1998

--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

In the ordinary course of business, the Company and the Bank are subject to legal actions which involve claims for monetary relief. Management, based on advice of counsel, does not believe that any currently known legal actions, individually or in the aggregate will have a material effect on its consolidated financial condition or results of operation.

Item 2.           Changes in Securities
                  ---------------------

                           None

Item 3.           Defaults on Senior Securities
                  -----------------------------

                           Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                           None

Item 5.           Other Information
                  -----------------

                           None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

 (a) Exhibits
         (11)     Computation of Net Income per Common Share
         (27)     Financial Data Schedule (included only in EDGAR filing)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CATSKILL FINANCIAL CORPORATION


Date: February 12, 1999                      /s/ Wilbur J. Cross
                                             --------------------
                                             Wilbur J. Cross
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



Date: February 12, 1999                      /s/ David J. DeLuca
                                             --------------------
                                             David J. DeLuca
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)