Form 10-Q
period 1999-03-31
CATSKILL FINANCIAL CORP
filed 1999-05-13
CIK 1005512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from     to
                                                  ----   ----

                         Commission File Number 0-27650

                         CATSKILL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               14-1788465
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                   341 MAIN STREET, CATSKILL, NY           12414
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                  (518)943-3600
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes  x     No
                                                               -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Shares, $.01 par value                              4,360,334
-----------------------------                           ---------------
      (Title of class)                           (outstanding at April 30, 1999)

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                 March 31, 1999
INDEX
PART I   FINANCIAL INFORMATION                                              Page
Item 1.  Consolidated Interim Financial Statements
         Consolidated Statements of Financial Condition as of
         March 31, 1999 (Unaudited) and September 30, 1998..............      1
         Consolidated Statements of Income for the three months and six
         months ended March 31, 1999 and 1998 (Unaudited)...............      2
         Consolidated Statements of Changes in Shareholders' Equity
         for the six months ended March 31, 1999 and 1998
         (Unaudited)....................................................      3
         Consolidated Statements of Cash Flows for the six months
         ended March 31, 1999 and 1998 (Unaudited)......................      4
         Notes to Unaudited Consolidated Interim Financial Statements...      5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................      7
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....     20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     23
Item 2.  Changes in Securities..........................................     23
Item 3.  Default on Senior Securities...................................     23
Item 4.  Submission of Matters to a Vote of Security Holders............     23
Item 5.  Other Information..............................................     24
Item 6.  Exhibits and Reports on Form 8-K...............................     24

         Signatures.....................................................     25

                         CATSKILL FINANCIAL CORPORATION
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)

                            Assets                    March 31, 1999     September 30, 1998
                            ------                    --------------     ------------------

                                   (Unaudited)
Cash and due from banks                                 $   2,754           $   2,795
Securities available for sale, at fair value              159,468             164,983
Investment securities, at amortized cost:
     (Estimated fair value of $2,106 at
         September 30, 1998)                                   --               2,060
Stock in Federal Home Loan Bank of NY, at cost              1,986               1,954
Loans receivable, net                                     143,236             137,785
Corporate owned life insurance                             10,123                  --
Accrued interest receivable                                 2,437               2,398
Premises and equipment, net                                 2,592               2,522
Real estate owned                                              45                  53
Other assets                                                  235                 202
                                                        ---------           ---------
         Total Assets                                   $ 322,876           $ 314,752
                                                        =========           =========

                            Assets                    March 31, 1999     September 30, 1998
                            ------                    --------------     ------------------

                                   (Unaudited)
          Liabilities and Shareholders' Equity
Liabilities:
   Deposits:
     Non-interest bearing                               $   7,722           $   6,009
     Interest bearing                                     209,388             203,968
                                                        ---------           ---------
          Total Deposits                                  217,110             209,977
   Short-term borrowings                                    6,900               6,840
   Long-term borrowings                                    25,000              25,000
   Advance payments by borrowers for taxes and
         insurance                                          1,489                 673
   Accrued interest payable                                   278                 288
   Official bank checks                                     1,472               1,986
   Accrued expenses and other liabilities                   2,012               2,157
                                                        ---------           ---------
          Total Liabilities                             $ 254,261           $ 246,921
                                                        ---------           ---------
Shareholders' Equity
   Preferred stock, $.01 par value; authorized
    5,000,000 shares                                           --                  --
   Common stock, $.01 par value; authorized
    15,000,000 shares; 5,686,750 shares issued
    at March 31, 1999 and September 30, 1998                   57                  57
   Additional paid-in capital                              55,022              54,974
   Retained earnings, substantially restricted             38,656              37,374
   Common stock acquired by ESOP                           (3,867)             (3,981)
   Unearned management recognition plan (MRP)              (1,202)             (1,433)
   Treasury stock, at cost (1,326,416 shares at
     March 31, 1999 and 1,328,416 shares at
         September 30, 1998)                              (21,191)            (21,223)
   Accumulated other comprehensive income                   1,140               2,063
                                                        ---------           ---------
         Total Shareholders' Equity                        68,615              67,831
                                                        ---------           ---------
         Total Liabilities and Shareholders' Equity     $ 322,876           $ 314,752
                                                        =========           =========

 See accompanying notes to unaudited consolidated interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          March 31,                        March 31,
                                                    1999             1998            1999            1998
                                                 -----------     -----------      -----------     -----------
                                                        (Unaudited)                        (Unaudited)
Interest and dividend income:
     Loans                                       $     2,778     $     2,541      $     5,542     $     5,099
     Securities available for sale
         Taxable                                       1,919           2,420            3,949           4,919
         Non-taxable                                     537             169            1,028             229
     Investment securities held to maturity               10              56               43             177
     Federal funds sold and other                          3               3                4               4
     Stock in Federal Home Loan Bank of NY                32              34               67              65
                                                 -----------     -----------      -----------     -----------
          Total interest and dividend income           5,279           5,223           10,633          10,493

Interest expense:
     Deposits                                          2,118           2,188            4,344           4,429
     Short-term borrowings                               108             144              180             328
     Long-term borrowings                                322              58              651              58
                                                 -----------     -----------      -----------     -----------
          Total interest expense                       2,548           2,390            5,175           4,815
                                                 -----------     -----------      -----------     -----------
Net interest income                                    2,731           2,833            5,458           5,678

Provision for loan losses                                 45              45               90              99
                                                 -----------     -----------      -----------     -----------
     Net interest income after provision for
         loan losses                                   2,686           2,788            5,368           5,579
                                                 -----------     -----------      -----------     -----------

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          March 31,                        March 31,
                                                    1999             1998            1999            1998
                                                 -----------     -----------      -----------     -----------
                                                        (Unaudited)                        (Unaudited)
Noninterest income:
     Corporate-owned life insurance                      120             ---              123             ---
     Service fees on deposit accounts                     89              66              178             134
     Net securities gains                                ---              33               22              52
     Other income                                         45              34               88              59
                                                 -----------     -----------      -----------     -----------
          Total noninterest income                       254             133              411             245
                                                 -----------     -----------      -----------     -----------
Noninterest expense:
     Salaries and employee benefits                      881             838            1,752           1,678
     Advertising and business promotion                   36              39               58              89
     Net occupancy on premises                            98              89              193             171
     Federal deposit insurance premiums                    6               7               13              14
     Postage and supplies                                 91              82              159             146
     Outside data processing fees                        146             113              267             224
     Equipment                                            35              43               75              83
     Professional fees                                    82              67              141             104
     Real estate operations, net                          19             (43)              33             (59)
     Other                                               148             159              316             292
                                                 -----------     -----------      -----------     -----------
          Total noninterest expense                    1,542           1,394            3,007           2,742
                                                 -----------     -----------      -----------     -----------
          Income before taxes                          1,398           1,527            2,772           3,082
Income tax expense                                       357             555              750           1,152
                                                 -----------     -----------      -----------     -----------
          Net income                             $     1,041     $       972      $     2,022     $     1,930
                                                 ===========     ===========      ===========     ===========
Basic earnings per common share                  $       .27     $       .23      $       .53     $       .46
Diluted earnings per common share                $       .27     $       .23      $       .52     $       .45

Weighted Average Common Shares-Basic               3,850,029       4,165,075        3,844,594       4,208,213
Weighted Average Common Shares-Diluted             3,916,756       4,294,100        3,898,120       4,336,377

 See accompanying notes to unaudited consolidated interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity (In thousands, except share and per share data) (Unaudited)

                                                                                Retained        Common
                                                                 Additional    Earnings,         Stock
                                                     Common       Paid-in    Substantially    Acquired by
                                                     Stock        Capital      Restricted        ESOP
                                                     -----        -------      ----------        ----
Balance at September 30, 1998                        $ 57           $54,974        $37,374       $(3,981)
Comprehensive income:
         Net income                                                                  2,022
         Other comprehensive income, net of tax:
           Unrealized net losses arising during the
            period on AFS securities (Pre-tax $1,516)
           Reclassification adjustment for gains
            realized in net income (pre-tax $22)

         Other comprehensive income

Comprehensive income

Allocation of ESOP stock (11,386 shares)                                 48                           114
Dividends paid on common stock ($.185 per share)                                     (733)
Exercise of stock options (2,000 shares issued)                                        (7)
Amortization of unearned MRP compensation
                                                     ----           -------        -------       --------
Balance at March 31, 1999                            $ 57           $55,022        $38,656       $(3,867)
                                                     ====           =======        =======       ========

Balance at September 30, 1997                        $ 57           $54,811        $34,915       $(4,209)
Comprehensive income:
         Net income                                                                  1,930
         Other comprehensive income, net of tax:
            Unrealized net gains arising during the
               period on AFS securities (Pre-tax $188)
            Reclassification adjustment for gains
               realized in net income (pre-tax $52)

         Other comprehensive income

Comprehensive income

Allocation of ESOP stock (11,363 shares)                                 89                           114
Dividends paid on common stock ($.16 per share)                                      (699)
Purchase of common stock (236,675 shares)
Exercise of stock options
(4,401 shares issued, net)                                                            (29)
Amortization of unearned MRP compensation
                                                     ----           -------        -------       --------
Balance at March 31, 1998                            $ 57           $54,900        $36,117       $(4,095)
                                                     ====           =======        =======       ========

See accompanying notes to unaudited consolidated interim financial statements.

                                                        Unearned                 Accumulated
                                                        Management   Treasury         Other
                                                        Recognition    Stock,     Comprehensive   Comprehensive
                                                           Plan       at Cost        Income           Income        Total
                                                           ----       -------        ------           ------        -----
Balance at September 30, 1998                           $(1,433)   $(21,223)          $ 2,063                     $67,831

Comprehensive income:
         Net income                                                                                 $    2,022      2,022
         Other comprehensive income, net of tax:
           Unrealized net losses arising during the
            period on AFS securities (Pre-tax $1,516)                                                    (910)
           Reclassification adjustment for gains
            realized in net income (pre-tax $22)                                                          (13)
                                                                                                   -----------
         Other comprehensive income                                                     (923)            (923)      (923)
                                                                                                    ----------
Comprehensive income                                                                                $    1,099
                                                                                                    ==========
Allocation of ESOP stock (11,386 shares)                                                                              162
Dividends paid on common stock ($.185 per share)                                                                    (733)
Exercise of stock options (2,000 shares issued)                           32                                           25
Amortization of unearned MRP compensation                   231                                                       231
                                                        --------   ---------          -------                     -------
Balance at March 31, 1999                               $(1,202)   $(21,191)          $ 1,140                     $68,615
                                                        ========   =========          =======                     =======

Balance at September 30, 1997                           $(1,856)   $(12,862)            $ 921                     $71,777
Comprehensive income:
         Net income                                                                                $     1,930      1,930
         Other comprehensive income, net of tax:
            Unrealized net gains arising during the
               period on AFS securities (Pre-tax $188                                                      113
            Reclassification adjustment for gains
               realized in net income (pre-tax $52)                                                       (31)
                                                                                                    ----------
         Other comprehensive income                                                        82               82         82
                                                                                                    ----------
Comprehensive income                                                                                 $   2,012
                                                                                                     =========
Allocation of ESOP stock (11,363 shares)                                                                              203
Dividends paid on common stock ($.16 per share)                                                                     (699)
Purchase of common stock (236,675 shares)                            (4,242)                                      (4,242)
Exercise of stock options
(4,401 shares issued, net)                                                67                                           38
Amortization of unearned MRP compensation                    228                                                      228
                                                        --------   ---------          -------                     -------
Balance at March 31, 1998                               $(1,628)   $(17,037)       $    1,003                     $69,317
                                                        ========   =========       ==========                     =======

 See accompanying notes to unaudited consolidated interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                 Six Months Ended
                                                                                     March 31,
                                                                               1999              1998
                                                                             -------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                               (Unaudited)
 Net Income                                                                  $ 2,022            $ 1,930
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Depreciation                                                                   103                105
  Net accretion on securities                                                    (55)               (22)
  Provision for loan losses                                                       90                 99
  MRP compensation expense                                                       231                228
  ESOP compensation expense                                                      162                203
  Increase in cash surrender values on COLI                                     (123)                 -
  Losses (gains) on sale of real estate owned                                     13                (68)
  Write-down on real estate owned                                                 17                  -
  Gains on sales and calls of securities                                         (22)               (52)
  Net increase (decrease) in other assets                                        (72)                17
  Net decrease in accrued expense and other liabilities                          (54)            (1,963)
                                                                             -------            -------
 Net cash provided by operating activities                                     2,312                477
                                                                             -------            -------

                                                                                 Six Months Ended
                                                                                     March 31,
                                                                               1999              1998
                                                                             -------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                               (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of investment securities                  2,065              5,007
Net increase in loans                                                         (5,573)            (1,658)
Capital expenditures, net                                                       (173)              (143)
Purchase of corporate-owned life insurance                                   (10,000)                 -
Purchase of Federal Home Loan Bank stock                                         (32)              (192)
Purchase of AFS securities                                                   (25,645)           (42,530)
Proceeds from sale of securities available for sale                            5,394             12,160
Proceeds from maturity/calls/paydown of AFS securities                        24,300             21,110
Proceeds from sale of real estate owned                                           10                340
                                                                             -------            -------
Net cash used by investing activities                                         (9,654)            (5,906)
                                                                             -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options                                   25                 38
Net increase in deposits                                                       7,133              2,903
Net increase in advances from borrowers for
 taxes and insurance                                                             816              1,243
Net increase in short-term borrowings                                             60              1,535
Increase in long-term borrowings                                                   -              5,000
Cash dividends on common stock                                                  (733)              (699)
Purchase of common stock for treasury                                              -             (4,242)
                                                                             -------            -------
Net cash provided by financing activities                                      7,301              5,778
                                                                             -------            -------
Net (decrease) increase in cash and cash equivalents                             (41)               349
Cash and cash equivalents at beginning of period                               2,795              2,274
                                                                             -------            -------
Cash and cash equivalents at end of period                                   $ 2,754            $ 2,623
                                                                             =======            =======
Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                                  $ 5,185            $ 4,748
   Taxes                                                                         489                661
Transfer of loans to real estate owned                                            32                252
Change in net unrealized gain (loss) on AFS securities, net of deferred
tax expense (benefit) of $(615) and $55, respectively                           (923)                82

  See accompanying notes to unaudited consolidated interim financial statements

                         CATSKILL FINANCIAL CORPORATION
                         Notes to Unaudited Consolidated
                          Interim Financial Statements

Note 1. Basis of Presentation

     The unaudited consolidated interim financial statements include the accounts of Catskill Financial Corporation (the "Company") and its wholly owned subsidiary, Catskill Savings Bank (the "Bank"). All intercompany accounts and transactions have been eliminated in consolidation. Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. In management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 1999.

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

     The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month and six month periods ended March 31:

                 (in thousands, except share and per share data)

                                                        Three Months Ended                  Six Months Ended
                                                             March 31                           March 31
                                                           -------------                     -------------
                                                      1999              1998             1999              1998
                                                   -------------     -------------     -------------     ------------
Net income                                         $       1,041     $         972     $       2,022     $      1,930
                                                   =============     =============     =============     ============

Weighted average common shares                         3,850,029         4,165,075         3,844,594        4,208,213
Dilutive effect of potential common shares
         related to stock compensation plans              66,727           129,025            53,526          128,124
                                                   -------------     -------------     -------------     ------------
Weighted average common shares including
         potential dilution                            3,916,756         4,294,100         3,898,120        4,336,337
                                                   =============     =============     =============     ============

Basic earnings per share                                   $ .27             $ .23             $ .53            $ .46
Diluted earnings per share                                 $ .27             $ .23             $ .52            $ .45

Note 3. Comprehensive Income

     On October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of the Company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the six month period ended March 31, 1999 and 1998 was $1,099,000 and $2,012,000, respectively.

Note 4. Impact of New Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's operations are solely in the financial services industry and include traditional banking services. The Company operates solely in the geographical region of upstate New York. Management makes operating decisions and assesses performance based on an ongoing review of its traditional banking operations, which constitute the Company's only reportable segment under SFAS No. 131. Based on these factors, no additional disclosures are expected to be required.

     In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirements benefits. The Statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the September 30, 1999, consolidated financial statements. This Statement imposes disclosure requirements only and is not expected to have a material effect on the financial condition or results of operations of the Company.

     In June  1998,  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
     Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                 March 31, 1999

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

FINANCIAL CONDITION

Total assets were $322.9 million at March 31, 1999, an increase of $8.1 million, or 2.6% from the $314.8 million at September 30, 1998. The increase in assets was primarily in corporate owned life insurance, and to a lesser extent, loans and was funded principally by increases in deposits and prepayments and maturities from the Company's security portfolio.

Cash and cash equivalents were $2.8 million at March 31, 1999, unchanged from September 30, 1998.

Total securities, which include securities held to maturity ("HTM") and securities available for sale ("AFS"), excluding Federal Home Loan Bank stock, were $159.5 million, a decrease of $7.5 million, or 4.5% from the $167.0 million as of September 30, 1998. The decrease in securities was principally in the Company's mortgage-backed securities ("MBS") portfolio, as the lower interest rate environment accelerated the rate of prepayments on the Company's existing MBS portfolio. The Company used most of the proceeds to fund a $10 million purchase of corporate owned life insurance ("COLI") as a financing vehicle for pre- and post retirement employee benefits. The COLI's investment returns and death benefits are not taxable to the Company, and the insurance premiums are non-deductible. The insurance policy provides that the initial lump sum premium, after certain deductions, is maintained in a separate account, which minimizes the Company's exposure to the insurance carrier credit risk and allows the Company to select both the investment manager and the investment portfolio strategy.

Loans receivable were $145.3 million as of March 31, 1999, an increase of $5.6 million or 4.0% over the $139.7 million at September 30, 1998. The following table shows the loan portfolio composition as of the respective balance sheet dates:

                                                                    March 31,                                 September 30,
                                                                      1999                                        1998
                                                      ----------------------------------          ----------------------------------
                                                      (In thousands)          % of Loans          (In thousands)          % of Loans
Real Estate Loans
    One-to-four family                                   $ 117,361                80.7%              $ 113,423                81.0%
    Multi-family and commercial                              7,134                 4.9                   6,389                 4.6
    Construction                                             2,385                 1.6                   1,182                 0.8
                                                       ------------             ------             -----------              ------
        Total real estate loans                            126,880                87.2                 120,994                86.4
Consumer Loans                                              17,877                12.3                  18,399                13.2
Commercial Loans                                               686                 0.5                     602                 0.4
                                                       -----------              ------             -----------              ------
        Gross Loans                                        145,443               100.0%                139,995               100.0%
                                                                                 =====                                       =====
Less:  Net deferred loan fees                                 (177)                                       (260)
                                                       -----------                                 -----------
        Total loans receivable                           $ 145,266                                   $ 139,735
                                                         =========                                   =========

One-to-four family real estate loans increased $3.9 million, or 3.5%, as the Company has continued to promote a 15 year fixed rate mortgage product with a preferred rate for borrowers who have their monthly payments automatically deducted from a checking account with the Bank. The increase in multi-family and commercial real estate loans was principally represented by a loan to finance a mobile home park in the Company's primary market area. Construction loans are up due to several commercial projects under development as well as seasonal one to four family residential construction, with the Company providing both construction and permanent financing.

Non-performing assets at March 31, 1999 were $797,000, or .25% of total assets, compared to the $644,000, or .20% of total assets at September 30, 1998. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                                                  March 31,                  September 30,
                                                                    1999                        1998
                                                                            (In thousands)
Non-performing loans:
    One-to-four family                                            $   594                      $   520
    Multi-family and commercial                                       ---                          ---
    Consumer                                                          158                           71
                                                                 --------                     --------
        Total non-performing loans                                    752                          591
                                                                 --------                      -------
Foreclosed assets, net:
    One-to-four family                                                 45                           53

    Multi-family and commercial                                       ---                          ---
                                                                 --------                      -------
        Total foreclosed assets, net                                   45                           53
                                                                 --------                      -------
        Total non-performing assets                               $   797                     $    644
                                                                  =======                     ========
        Total non-performing loans
           as a % of total loans                                     .52%                         .42%

The increase in non-performing loans at March 31, 1999 as compared to September 30, 1998 was principally due to the death of four borrowers, which caused payment delays pending the settlement of their estates, offset somewhat by the foreclosure of one loan which resulted in the Company acquiring title to the mortgaged property. The net realizable value of the property, totaling $32,000, was transferred to other real estate, and since the net realizable value approximated the Company's carrying value, the Company recorded no loss. In addition, during the six months ended March 31, 1999, the Company sold one parcel of other real estate which reduced real estate owned by $23,000, and wrote down another based on existing offers from prospective buyers. The following table summarizes the activity in other real estate for the periods presented:

                                                       Six Months Ended March 31,
                                                    1999                        1998
                                                  -------                     --------
                                                            (In thousands)

Other real estate beginning of
    period                                           $ 53                        $ 248
Transfer of loans to other real
    estate owned                                       32                          252
Writedown of other real estate                        (17)                         ---
Sales of other real estate, net                       (23)                        (272)
                                                  -------                     --------
Other real estate end of period                      $ 45                        $ 228
                                                  =======                     ========

The allowance for loan losses was $2.0 million, or 1.40% of period end loans at March 31, 1999, and provided coverage of non-performing loans of 270.0%, compared to coverage of 330.0% as of September 30, 1998. The following summarizes the activity in the allowance for loan losses:

                                                                     Six Months Ended March 31,
                                                                   1999                     1998
                                                                 -------                 --------
                                                                           (In thousands)
Allowance at beginning of the period                             $ 1,950                   $ 1,889
    Charge-offs                                                      (36)                      (89)
    Recoveries                                                        26                         7
                                                                --------                ----------
        Net charge-offs                                              (10)                      (82)
    Provision for loan losses                                         90                        99
                                                                --------                 ---------
Allowance at end of the period                                   $ 2,030                   $ 1,906
                                                                 =======                   =======

Total deposits were $217.1 million at March 31, 1999, an increase of $7.1 million, or 3.4% from the $210.0 million at September 30, 1998. The following table shows the deposit composition as of the respective balance sheet dates:

                                             March 31, 1999                          September 30, 1998
                                   -----------------------------------      ---------------------------------
                                  (In thousands)         % of Deposits     (In thousands)       % of Deposits
Savings                             $ 81,444                   37.5%         $ 78,075                   37.2%
Money market                           6,748                    3.1             5,949                    2.8
NOW                                   13,479                    6.2            12,396                    5.9
Non-interest demand                    7,722                    3.6             6,009                    2.9
Certificates of deposits             107,717                   49.6           107,548                   51.2
                                     -------                  -----           -------                  -----
                                    $217,110                  100.0%         $209,977                  100.0%
                                     =======                  =====           =======                  =====

The growth in deposits was principally generated by the Company's two newest offices. In addition, the Company continues its strategy of growing its core deposits, principally checking related products. Core deposits now represent over 50% of total deposits, and checking products represent almost 10% of deposits.

The Company's borrowings, which are principally with the Federal Home Loan Bank of New York ("FHLB"), were $31.9 million at March 31, 1999, an increase of $.1 million from the $31.8 million at September 30, 1998. As of March 31, 1999, the Company still has additional available credit of $7.4 million under its overnight line and $14.3 million under its one month advance program with the FHLB.

Shareholders' equity at March 31, 1999 was $68.6 million, an increase of $.8 million or 1.2% from the $67.8 million at September 30, 1998. The increase was principally caused by the Company's $1.3 million of net income retained after cash dividends offset by a $.9 million decline in the Company's net unrealized gain (loss) on securities available for sale, net of taxes. The Company also recorded a $.4 million increase in shareholders' equity due to the amortization of restricted stock awards, exercise of stock options and the release of shares under the Company's ESOP.

Shareholders' equity as a percentage of total assets was 21.3% at March 31, 1999 compared to 21.6% at September 30, 1998. Book value per common share was $15.74, or $16.15 excluding unvested shares of the Company's restricted stock plan ("MRP"), and was $17.76 excluding unallocated ESOP shares and unvested MRP shares.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31,
1999 AND 1998

General

For the three months ended March 31, 1999, the Company recorded net income of $1,041,000, an increase of $69,000, or 7.1%, compared to the three month period ended March 31, 1998. Basic and diluted earnings per share were $.27, an increase of 17.4% compared to basic and diluted earnings per share of $.23 for the three months ended March 31, 1998. For the three months ended March 31, 1999, weighted average common shares - basic were 3,850,029, down 315,046, or 7.6%, due to the Company's share repurchase programs.

Annualized return on average assets for the three months ended March 31, 1999 and 1998, was 1.31% and 1.35%, respectively, and return on average equity was 6.23% and 5.57%, respectively.

Net Interest Income

Net interest income on a full tax equivalent basis for the three months ended March 31, 1999, was $3.0 million, an increase of $83,000, or 2.9%, when compared to the three months ended March 31, 1998. The increase was principally volume related as the Company increased its average earning assets $19.2 million, or 6.7%, more than offsetting the increase in interest expense from the Company's funding of its stock repurchase and corporate owned life insurance ("COLI") purchases. The Company funded the share repurchases and COLI, along with its growth in earning assets, principally with borrowings and, to a lesser extent, deposit growth.

Interest income for the three months ended March 31, 1999 was $5.5 million on a tax equivalent basis, an increase of $241,000, or 4.5%, over the comparable period last year. The $19.2 million increase in the average volume of earning assets had a positive effect on interest income as the Company sought to leverage its excess capital, offset somewhat by a 15 basis point drop in the yield on its average earning assets.

Average earning assets increased principally in the loan portfolio, which on average grew $18.1 million, or 14.2%. Loan growth was principally due to the promotion of a 15 year fixed rate mortgage product, which increased volume, but had an adverse impact on the loan portfolio yield since the loans were originated at rates below the average portfolio yield. In addition, the Company, due to lower market interest rates, experienced higher loan prepayments, and refinancing of its existing portfolio, which together with the loan promotion caused the yield on the loan portfolio to decrease 35 basis points to 7.66%.

Average mortgage backed securities ("MBS") were $76.0 million for the three months ended March 31, 1999, down $13.2 million, or 14.8% from the comparable period. The average yield on MBS was 6.39%, down 47 basis points from the comparable period, as the Company has been purchasing one year Treasury indexed teaser rate adjustable rate mortgages ("ARM's") to balance its portfolio mix since most loan originations have been at fixed rates. Consequently, 28.2% of the average MBS portfolio represented teaser rate ARM's compared to only 15.8% in the comparable period. The teaser ARM's were purchased during the initial teaser rate period; therefore, the initial interest rate and yields will be less than the fully indexed rate and yield. Management expects the average yield of these ARM's to increase as they adjust to their fully indexed rate; however, the actual increase will depend upon the level of the one-year constant maturity treasury index when the rates adjust.

Average other securities increased $14.4 million, or 20.9%, as the Company purchased longer call protected bank qualified municipals and non-callable corporate securities to increase yields and reduce reinvestment risk if rates decline. The average yield on the other securities portfolio for the three months ended March 31, 1999, was 7.43%, an increase of 31 basis points from the comparable period, as the Company replaced securities called and/or matured with higher yielding municipals. Municipal securities represented 46.6% of average other securities during the three month period ended March 31, 1999, compared to less than 14.3% in the comparable period.

Interest expense for the three months ended March 31, 1999, was $2.5 million, an increase of $158,000, or 6.6%. The change was principally due to an increase in the average volume of interest bearing liabilities offset somewhat by a decrease in the Company's cost of funds. Average interest bearing liabilities were $243.4 million, an increase of $29.4 million, or 13.7%, as the Company borrowed in order to fund the Company's stock repurchases, its COLI purchase and earning asset growth. Average long-term borrowings were up $20.4 million, as the Company funded its stock repurchases and earning asset growth, as well as converted a portion of its short-term borrowings to long-term borrowings, principally through convertible (callable) advances. Average short-term borrowings were $8.9 million for the three months ended March 31, 1999, down $1.2 million from the comparable three month period due to the change to long-term borrowings. In addition, the Company's average certificates of deposit ("CD's") increased $6.0 million, or 5.9%, as the Company in fiscal 1998 promoted a 15 month CD program at a premium rate due to competitive pressures. The cost of funds decreased 38 basis points to 4.15% as the Company has generally lowered its deposit rates, and benefitted from a reduction in the rate on short-term borrowings after the Fed's Open Market Committee reduced the overnight bank rate 75 basis points.

The Company's net yield on average earning assets was 3.99% for the three months ended March 31, 1999, down 15 basis points compared to 4.14% for the comparable period of the prior year. The decrease was principally caused by the Company's stock repurchase program, which reduced the level of no-cost funding sources, and increased the amount of average earning assets funded by interest bearing liabilities, and the funding of the COLI purchase which increased interest expense without a corresponding increase in interest income. For the three months ended March 31, 1999, the Company had $60.8 million of average earning assets with no funding costs, a decrease of $10.2 million, or 14.5%, from the $71.0 million for the three months ended March 31, 1998.

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

The provision for loan losses was $45,000, or .13% of average loans for the three months ended March 31, 1999, the same as the comparable quarter, which represented .14% of average loans. The Company had net recoveries of $1,000 for the quarter ended March 31, 1999, as compared to net chargeoffs of $29,000, or
 .09% of average loans in the comparable period. Non-performing loans were $752,000 at March 31, 1999, or .52% of total loans, an increase of $110,000 from March 31,

1998, when they were .50% of total loans. At March 31, 1999, the allowance for loan losses was $2,030,000, or 1.40% of period end loans, and provided coverage of non-performing loans of 270.0% compared to 1.49% and 296.9%, respectively, as of March 31, 1998.

Non-Interest Income

Non-interest income was $254,000 for the three months ended March 31, 1999, an increase of $121,000 or 91.0% from the three months ended March 31, 1998. The increase was principally due to the investment performance on the Company's corporate owned life insurance which increased its cash surrender value by $120,000. In addition, service fees on deposit accounts increased $23,000, or 34.8%, as the Company continues to promote checking related products to increase core deposits and diversify its revenues.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 1999 was $1,542,000, an increase of $148,000, or 10.6%, over the comparable period last year. The increase was principally the cost attributable to our new supermarket branch, which opened in April 1998, as well as higher real estate operations net, other professional fees, and a contract termination charge to switch ATM service providers.

Salaries and employee benefits were up $43,000, principally from staffing the supermarket branch which opened in April 1998, as well as the cost associated with an Executive Supplemental Retirement Plan implemented in the third quarter of fiscal 1998. Real estate operations net, increased $62,000, as the Company had writedowns on real estate in the 1999 quarter compared to gains on sales in the comparable quarter. Other professional fees were $82,000, an increase of $15,000 as the Company incurred higher costs due to higher tax research, actuarial and investment advisory services. The Company also recorded a contract termination charge of $29,000 during the quarter to switch ATM service providers. Management expects the change to improve customer service, reduce operating costs, and increase service fee income by implementing surcharging on non-customer ATM transactions.

Income Tax Expense

Income tax expense for the three months ended March 31, 1999, was $357,000, a decrease of $198,000, or 35.7%, from the comparable period last year. The Company's effective tax rates for the three months ended March 31, 1999 and 1998, were 25.54% and 36.35%, respectively. The decrease in both the effective tax rate and income tax expense is principally the impact of the Company's purchase of tax-exempt securities, primarily bank qualified municipals, as well as the non-taxable increase in cash surrender value of the COLI.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 1999
AND 1998

General

For the six months ended March 31, 1999, the Company recorded net income of $2,022,000, an increase of $92,000, or 4.8%, compared to the six month period ended March 31, 1998. Diluted earnings per share were $.52, an increase of 15.6% compared to diluted earnings per share of $.45 for the six months ended March 31, 1998. Basic earnings per share were $.53 for the six month period, an increase of 15.2% compared to $.46 for the comparable six month period. For the six months ended March 31, 1999, weighted average common shares - basic were 3,844,594, down 363,619, or 8.6%, due to the Company's share repurchase programs.

Annualized return on average assets for the six months ended March 31, 1999 and 1998, was 1.27% and 1.33%, respectively, and return on average equity was 6.01% and 5.44%, respectively.

Net Interest Income

Net interest income for the six months ended March 31, 1999, was $6.0 million on a full tax equivalent basis, an increase of $181,000, or 3.1%, when compared to the six months ended March 31, 1998. The increase was principally volume related as the Company increased its average earning assets $21.6 million, or 7.6%, more than offsetting the increase in interest expense from the borrowings used to fund its share repurchases and corporate owned life insurance ("COLI"). The Company funded the share repurchases, the COLI purchase and its earning asset growth, principally with borrowings and, to a lesser extent, deposit growth.

Interest income for the six months ended March 31, 1999 was $11.1 million on a tax equivalent basis, an increase of $541,000, or 5.1%, over the comparable period. The $21.6 million, or 7.6%, increase in the average volume of earning assets had a positive effect on interest income as the Company sought to leverage its excess capital, offset somewhat by a 17 basis point drop in the yield on its average earning assets.

Average earning assets increased principally in the loan and securities portfolios, which on average grew 13.1% and 3.2%, respectively. Loan growth was principally due to the promotion of a 15 year fixed rate mortgage product, which increased volume, but had an adverse impact on the loan portfolio yield since the loans were originated at rates below the average portfolio yield. In addition, the Company, due to lower market interest rates, experienced higher loan prepayments, and refinancing of its existing portfolio, which together with the loan promotion caused the yield on the loan portfolio to decrease 31 basis points to 7.74%.

Average MBS were $80.7 million for the six months ended March 31, 1999, down $7.1 million, or 8.0%, from the comparable period. The average yield on MBS was 6.35%, down 59 basis points from the comparable period, as the Company has been purchasing one year Treasury indexed teaser rate ARM's as previously described in the three month comparison. Consequently, 29.1% of the average MBS portfolio represented teaser rate ARM's compared to only 10.1% in the comparable period.

Average other securities increased $12.1 million, or 17.5%, as the Company purchased longer call protected bank qualified municipals and non-callable corporate securities to increase yields and reduce reinvestment risk if rates decline. The average yield on the other securities portfolio for the six months ended March 31, 1999, was 7.43%, an increase of 37 basis points from the comparable period, as the Company replaced securities called or matured with higher yielding municipals. Municipal securities now represent 45.9% of average other securities, compared to less than 7.8% in the comparable period.

Interest expense for the six months ended March 31, 1999, was $5.2 million, an increase of $360,000, or 7.5%. The change was principally due to an increase in the average volume of interest bearing liabilities offset somewhat by a decrease in the Company's cost of funds. Average interest bearing liabilities were $240.4 million, an increase of $28.2 million, or 13.3%, as the Company borrowed in order to fund the Company's stock repurchases, its COLI purchase and earning asset growth. Average long-term borrowings were up $22.7 million, as the Company funded its stock repurchases and its earning asset growth, as well as converted a portion of its short-term borrowings to long-term borrowings, principally through convertible (callable) advances. Average short-term borrowings were $7.2 million for the six months ended March 31, 1999, down $4.2 million from the comparable six month period due to the change to long-term borrowings. In addition, the Company's average CD's increased $7.0 million, or 7.0%, as the Company in fiscal 1998 promoted a special 15 month CD program at a premium rate due to competitive pressures. The cost of funds decreased 23 basis points to 4.32% as the Company has generally lowered its deposit rates.

The Company's net yield on average earning assets was 3.91% for the six months ended March 31, 1999, down 17 basis points compared to 4.08% for the comparable period of the prior year. The decrease was principally caused by the Company's stock repurchase program, and the funding of the COLI purchase. For the six months ended March 31, 1999, the Company had $64.9 million of average earning assets with no funding costs, a decrease of $6.5 million, or 9.2%, from the $71.4 million for the six months ended March 31, 1998.

For more information on average balances, interest, yield and rate, please refer to Table #2, included in this report.

Provision for Loan Losses

The provision for loan losses was $90,000, or .13% of average loans for the six months ended March 31, 1999, down from $99,000, or .16% of average loans in the comparable period of the prior year. The decrease is principally attributable to a reduction in net charge-offs to $10,000, or .01% of average loans for the six months ended March 31, 1999, as compared to $82,000, or .13% of average loans in the comparable period. Despite the decrease in net charge-offs, the Company's provisions have remained relatively constant due to the 13.4% growth in average loans outstanding. Nonperforming loans were $752,000 at March 31, 1999, or .52% of total loans, an increase of $110,000 from March 31, 1998, when they were .50% of total loans. At March 31, 1999, the allowance for loan losses was $2,030,000, or 1.40% of period end loans, and provided coverage of non-performing loans of 270.0% compared to 1.49% and 296.9%, respectively, as of March 31, 1998.

Non-Interest Income

Non-interest income was $411,000 for the six months ended March 31, 1999, an increase of $166,000, or 67.8% from the six months ended March 31, 1998. The increase was principally due to the investment performance on the Company's corporate owned life insurance which increased its cash surrender value by $123,000. In addition, service fees on deposit accounts increased $44,000, or 32.8%, as the Company continues to promote checking related products to increase core deposits and diversify its revenues.

Non-Interest Expense

Non-interest expense for the six months ended March 31, 1999 was $3,007,000, an increase of $265,000, or 9.7%, over the comparable period last year. The increase was principally the cost attributable to our new supermarket branch, which opened in April 1998, as well as higher real estate operations net, other professional fees, and a contract termination charge to switch ATM service providers.

Salaries and employee benefits were up $74,000, principally from staffing the supermarket branch which opened in April 1998, as well as the cost associated with an Executive Supplemental Retirement Plan implemented in the third quarter of fiscal 1998. Real estate operations net, increased $92,000, as the Company had losses due to sales and write-downs of other real estate during the six months ended March 31, 1999, compared to gains on sales in the comparable period. Other professional fees were $141,000, an increase of $37,000 as the Company incurred higher costs due to tax research, actuarial and investment advisory services. The Company also recorded a contract termination charge of $29,000 during the period to switch ATM service providers. Management expects the change to improve customer service, reduce operating costs, and increase service fee income by implementing surcharging on non-customer ATM transactions.

Income Tax Expense

Income tax expense for the six months ended March 31, 1999, was $750,000, a decrease of $402,000, or 34.9%, from the comparable period last year. The Company's effective tax rates for the six months ended March 31, 1999 and 1998, were 27.06% and 37.38%, respectively. The decrease in both the effective tax rate and income tax expense is principally the impact of the Company's purchase of tax-exempt securities, primarily bank qualified municipals, as well as the non-taxable increase in cash surrender value of the COLI.

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

Net cash provided by operating activities was $2.3 million for the six months ended March 31, 1999, an increase of $1.8 million from the comparable six month period. The increase was principally the change in accrued expenses and other liabilities caused by a decrease in official bank checks outstanding in the prior year. Official bank checks decreased principally as a result of the Company's payment of real estate taxes for mortgage borrowers using escrowed funds earlier in September 1998 than in September 1997.

Investing activities used $9.7 million in the six months ended March 31, 1999, as the Company increased its assets principally from the $10.0 million purchase of COLI, and $5.6 million in loans, offset somewhat by a $6.1 million reduction in the Company's securities portfolio. Financing activities provided $7.3 million, as the Company experienced a $7.1 million increase in deposits, and a $.8 million increase in advances by borrowers for taxes, somewhat offset by the payment of cash dividends of $.7 million on its common stock. For more details concerning the Company's cash flows, see "Consolidated Statements of Cash Flows."

An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $217.1 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of March 31, 1999, deposit accounts having balances in excess of $100,000 totaled $23.2 million, or 10.7%, of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The OTS required minimum liquidity ratio is currently 4% and for the month of March 1999, the Bank exceeded that, maintaining an average liquidity ratio of 49.48%.

The Company anticipates that it will have sufficient funds to meet its current commitments. At March 31, 1999, the Company had commitments to originate loans of $3.7 million. In addition, the Company had undrawn commitments of $3.3 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at March 31, 1999, totaled $74.9 million, and management believes that a significant portion of such deposits will remain with the Company.

Although there are no minimum capital ratio requirements for the Company, the Bank is required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios at March 31, 1999, compared to the OTS minimum capital requirements:

                                      Actual                             Minimum
                                      Amount           %                 Amount           %
                                      ------          ---                ------          ---
                                                      (Dollars in Thousands)
Tangible Capital                     $57,495          18.06%            $ 4,776          1.5%
Core Capital                          57,495          18.06              12,735          4.0
Risk Based Capital                    59,416          38.70              12,283          8.0

On April 18, 1999, the Company is no longer subject to stock repurchase restrictions of the OTS. The Company expects, subject to market conditions, to continue to use stock repurchase programs as part of its capital management strategies. At March 31, 1999, the Holding Company had approximately $5.7 million in available resources to pursue stock repurchases. Furthermore, the Bank could pay $22.8 million of dividends to the Holding Company after notifying the OTS in writing. However, the Company has made no commitments to use a specific amount to repurchase stock and there is no guaranty that the Company will actually repurchase any of its stock.

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

The Company's total Y2K project cost is estimated to be $100,000, of which $50,000 is expected to be hardware and software upgrades. So far, the Company has expensed $30,000 of the project cost, and expects to amortize the hardware and software upgrades over their estimated useful lives of three to five years.

The Company's progress on its Year 2000 readiness is continuing as scheduled. During the quarter, the Company completed the testing of all of its mission critical systems, and processed transactions with dates up through and including March 1, 2000. The results of the Company's tests, as well as other customers of the Company's data processing service provider, disclosed no Year 2000 issues. Dates remaining to be tested are year-end 2000, as well as three dates within year 2001.

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

               TABLE #1 AVERAGE BALANCES, INTEREST, YIELD AND RATE

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totaled $260,000 and $75,000 for the three month periods ended March 31, 1999 and 1998, respectively. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                                THREE MONTH PERIODS ENDED
                                                  March 31, 1999                          March 31, 1998
                                          ------------------------------          ----------------------------
                                          Average                                 Average
                                          Balance   Interest   Yield/Rate         Balance   Interest  Yield/Rate
                                          -------   --------   ----------         -------   --------  ----------
                                                                  (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                   $145,027   $ 2,778        7.66%         $126,961   $ 2,542     8.01%
  Mortgage-backed securities                76,017     1,215        6.39%           89,256     1,530     6.86%
  Securities                                83,069     1,543        7.43%           68,710     1,223     7.12%
  Federal funds sold and other                  96         3       12.67%              129         3     9.43%
                                          -------   --------                      --------   -------
  Total interest-earning assets            304,209     5,539        7.28%          285,056     5,298     7.43%
                                          -------   --------                      --------   -------
Allowance for loan losses                  (1,995)                                 (1,900)
Other assets, net                           19,852                                   9,621
                                          -------                                 --------
  Total Assets                            $322,066                                $292,777
Interest-Bearing Liabilities
  Savings deposits                        $ 79,863      $585        2.97%         $ 78,657      $644     3.32%
  Money market                               6,192        46        3.01%            6,412        51     3.23%
  Now deposits                              13,812        66        1.94%           11,043        66     2.42%
  Certificates of deposit                  107,680     1,406        5.30%          101,637     1,417     5.65%
  Short-term borrowings                      8,888       108        4.93%           10,065       144     5.80%
  Long-term borrowings                      25,000       322        5.22%            4,624        59     5.17%
  Escrow and other                           1,996        15        3.05%            1,587         9     2.30%
                                          -------   --------                      --------   -------
  Total interest-bearing
      liabilities                          243,431     2,548        4.15%          214,025     2,390     4.53%
                                          -------   --------                      --------   -------
Non-interest bearing                         7,247                                   4,886
Other liabilities                            3,611                                   3,114
Shareholders' equity                        67,777                                  70,752
                                          -------                                 --------
 Total Equity and Liabilities             $322,066                                $292,777
                                          ========                                ========

  Net interest income                                 $2,991                                  $2,908
                                                    ========                                ========
  Net interest rate spread                                          3.13%                                2.90%
                                                                 ========                             ========
  Net yield on average
       interest-earning assets                                      3.99%                                4.14%
                                                                 ========                             ========
  Average interest earning
       assets to average interest
         bearing liabilities               124.97%                                 133.19%
                                          =======                                 =======
  Earning Assets/Total Assets               94.46%                                  97.36%
                                          =======                                 =======

               TABLE #2 AVERAGE BALANCES, INTEREST, YIELD AND RATE

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totaled $495,000 and $94,000 for the six month periods ended March 31, 1999 and 1998, respectively. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                                     SIX MONTH PERIODS ENDED
                                                March 31, 1999                                      March 31, 1998
                                    ----------------------------------------         ------------------------------------------
                                    Average                                           Average
                                    Balance        Interest        Yield/Rate         Balance         Interest       Yield/Rate
                                    -------        --------        ----------         -------         --------       ----------
                                                                     (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net             $143,273        $ 5,542             7.74%         $126,692         $ 5,099            8.05%
  Mortgage-backed securities          80,673          2,563             6.35%           87,723           3,044            6.94%
  Securities                          81,245          3,019             7.43%           69,143           2,440            7.06%
  Federal funds sold and other            78              4            10.26%               86               4            9.33%
                                    --------       --------                           --------       ---------
  Total interest-earning assets      305,269         11,128             7.29%          283,644          10,587            7.46%
                                                   --------                                          ---------
Allowance for loan losses            (1,980)                                           (1,888)
Other assets, net                     15,024                                             9,195
                                    --------                                          --------
  Total Assets                      $318,313                                          $290,951
                                    ========                                          ========
Interest-Bearing Liabilities
  Savings deposits                  $ 78,831         $1,192             3.03%         $ 78,446          $1,326            3.39%
  Money market                         6,145             91             2.97%            6,669             106            3.19%
  Now deposits                        13,457            131             1.95%           11,015             135            2.46%
  Certificates of deposit            107,798          2,904             5.40%          100,789           2,841            5.65%
  Short-term borrowings                7,194            180             5.02%           11,384             328            5.78%
  Long-term borrowings                25,000            651             5.22%            2,312              59            5.12%
  Escrow and other                     1,938             26             2.69%            1,579              20            2.54%
                                    --------       --------                           --------        --------
  Total interest-bearing
      liabilities                    240,363          5,175             4.32%          212,194           4,815            4.55%
                                                    -------                                             ------
Non-interest bearing                   6,888                                             4,731
Other liabilities                      3,584                                             2,932
Shareholders' equity                  67,478                                            71,094
                                     -------                                          --------
  Total Equity and Liabilities      $318,313                                          $290,951
                                    ========                                          ========

  Net interest income                                $5,953                                             $5,772
                                                     ======                                             ======
  Net interest rate spread                                              2.97%                                             2.91%
                                                                        ====                                              ====
  Net yield on average
       interest-earning assets                                          3.91%                                             4.08%
                                                                        ====                                              ====
  Average interest earning
       assets to average interest
         bearing liabilities         127.00%                                           133.67%
                                     ======                                            ======
  Earning Assets/Total Assets         95.90%                                            97.49%
                                      =====                                             =====

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 1999

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

Item 2.           Change in Securities
                           None

Item 3.           Defaults on Senior Securities
                           Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on February 16, 1999, there were 3,838,222 voting shares present in person or by proxy, which represented 90.37% of the Company's outstanding shares eligible to vote of 4,247,088. Votes were taken on the following shareholder proposals:

         Proposal #1  "Election of one director to serve for a two year term and until his successor has been duly elected and qualified."

                                                  Votes
                                                   For            Withheld
                      Edward P. Stiefel         3,809,892          28,330

                      "Election of two directors to serve for three year terms and until their successors have been duly elected and qualified."

                                                   Votes
                                                    For            Withheld
                      Wilbur J. Cross           3,808,766          29,456
                      Allan D. Oren             3,789,221          49,001

         The Board of Directors of the Company currently consists of six members. In addition to the directors named above, continuing directors are George P. Jones, Richard A. Marshall, and Hugh J. Quigley.

         Proposal #2  "Approval  of  an  amendment  to  the  Catskill  Financial
                       Corporation 1996 Stock Option and Incentive Plan to provide that awards under the Plan shall fully vest in the event of a change in control of the Company or Catskill Savings Bank."

                    Votes            Votes
                     For            Against          Abstain            Non-Vote
                     ---            -------          -------            --------
                  3,464,441         252,130           28,341             93,310

         Proposal #3  "Approval  of  an  amendment  to  the  Catskill  Financial
                  Management Recognition Plan to provide that awards under the Plan shall fully vest in the event of a change in control of the Company or Catskill Savings Bank."

                    Votes            Votes
                     For            Against          Abstain            Non-Vote
                     ---            -------          -------            --------
                 3,464,144         256,758            24,010             93,310

         Proposal #4 "Ratification of the appointment of KPMG LLP as auditors for the Company for the fiscal year ending September 30, 1999."

                    Votes            Votes
                     For            Against          Abstain
                     ---            -------          -------
                  3,811,347          19,490          7,385

There were no broker non-votes for either proposal #1 or proposal #4.

Item 5.           Other Information
                           None

Item 6.           Exhibits and Reports on Form 8-K

 (a) Exhibits

         (10.1) Employment agreement dated February 1, 1999, by and between Catskill Savings Bank and Deborah S. Henderson.

         (11)     Computation of Net Income per Common Share

         (27)     Financial Data Schedule (included only in EDGAR filing)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CATSKILL FINANCIAL CORPORATION


Date: May 13, 1999                              /s/ Wilbur J. Cross
                                                --------------------------------
                                                Wilbur J. Cross
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)



Date: May 13, 1999                              /s/ David J. DeLuca
                                                --------------------------------
                                                David J. DeLuca
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)