Form 10-Q
period 1999-06-30
CATSKILL FINANCIAL CORP
filed 1999-08-16
CIK 1005512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Common Shares, $.01 par value                      3,938,172
       -----------------------------                    ---------------
              (Title of class)                  (outstanding at August 13, 1999)

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                  June 30, 1999




INDEX
PART I      FINANCIAL INFORMATION                                           Page
------      ---------------------                                           ----

Item 1.     Consolidated Interim Financial Statements
            Consolidated Statements of Financial Condition as of
            June 30, 1999 (Unaudited) and September 30, 1998..............     1
            Consolidated Statements of Income for the three months and
            nine months ended June 30, 1999 and 1998 (Unaudited)..........     2
            Consolidated Statements of Changes in Shareholders' Equity
            for the nine months ended June 30, 1999 and 1998
            (Unaudited)...................................................     3
            Consolidated Statements of Cash Flows for the nine months
            ended June 30, 1999 and 1998 (Unaudited)......................     4
            Notes to Unaudited Consolidated Interim Financial Statements..     5
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................     7
Item 3.     Quantitative and Qualitative Disclosures about Market Risk....    20

PART II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings.............................................    23
Item 2.     Changes in Securities.........................................    23
Item 3.     Default on Senior Securities..................................    23
Item 4.     Submission of Matters to a Vote of Security Holders...........    23
Item 5.     Other Information.............................................    23
Item 6.     Exhibits and Reports on Form 8-K..............................    23

            Signatures....................................................    24

                              CATSKILL FINANCIAL CORPORATION
                      Consolidated Statements of Financial Condition
                             (In thousands, except share data)


                             Assets                  June 30, 1999     September 30, 1998
                             ------                  --------------    ------------------
                                                       (Unaudited)
Cash and due from banks                                 $   3,407          $   2,795
Securities available for sale, at fair value              167,706            164,983
Investment securities, at amortized cost:
(Estimated fair value of $2,106 at
September 30, 1998)                                          --                2,060
Stock in Federal Home Loan Bank of NY, at cost              2,055              1,954
Loans receivable, net                                     145,834            137,785
Corporate owned life insurance                             10,250               --
Accrued interest receivable                                 2,656              2,398
Premises and equipment, net                                 2,846              2,522
Real estate owned                                              32                 53
Other assets                                                  256                202
                                                        ---------          ---------
Total Assets                                            $ 335,042          $ 314,752
                                                        =========          =========

                                  Liabilities and
                                Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing                                    $   8,111          $   6,009
Interest bearing                                          211,968            203,968
                                                        ---------          ---------
Total Deposits                                            220,079            209,977
Short-term borrowings                                      21,100              6,840
Long-term borrowings                                       25,000             25,000
Advance payments by borrowers for taxes and
insurance                                                   2,543                673
Accrued interest payable                                      307                288
Official bank checks                                        1,178              1,986
Accrued expenses and other liabilities                        451              2,157
                                                        ---------          ---------
Total Liabilities                                       $ 270,658          $ 246,921
                                                        ---------          ---------

                              CATSKILL FINANCIAL CORPORATION
                      Consolidated Statements of Financial Condition
                             (In thousands, except share data)


                                                    June 30, 1999     September 30, 1998
                                                    --------------    ------------------
                                                     (Unaudited)
Shareholders' Equity
Preferred stock, $.01 par value; authorized
5,000,000 shares                                             --                 --
Common stock, $.01 par value; authorized
15,000,000 shares; 5,686,750 shares issued
at June 30, 1999 and September 30, 1998                        57                 57
Additional paid-in capital                                 55,022             54,974
Retained earnings, substantially restricted                39,326             37,374
Common stock acquired by ESOP                              (3,867)            (3,981)
Unearned management recognition plan (MRP)                 (1,086)            (1,433)
Treasury stock, at cost (1,505,196 shares at
June 30, 1999 and 1,328,416 shares at
September 30, 1998)                                       (24,085)           (21,223)
Accumulated other comprehensive income (loss)                (983)             2,063
                                                        ---------          ---------
Total Shareholders' Equity                                 64,384             67,831
                                                        ---------          ---------
Total Liabilities and Shareholders' Equity              $ 335,042          $ 314,752
                                                        =========          =========

         See accompanying notes to unaudited consolidated interim financial statements.

                                                CATSKILL FINANCIAL CORPORATION
                                               Consolidated Statements of Income
                                        (In thousands, except share and per share data)


                                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                   June 30,                                  June 30,
                                                                   --------                                  --------
                                                         1999                  1998                1999                 1998
                                                       ----------          -----------          ---------            --------
                                                                 (Unaudited)                               (Unaudited)
Interest and dividend income:
     Loans                                             $   2,801            $   2,603           $   8,343           $    7,702
     Securities available for sale
         Taxable                                           1,992                2,269               5,941                7,188
         Non-taxable                                         570                  337               1,598                  566
     Investment securities held to maturity                   --                   48                  43                  225
     Federal funds sold and other                              1                    1                   5                    5
     Stock in Federal Home Loan Bank of NY                    33                   36                 100                  101
                                                       ---------            ---------           ---------           ----------
          Total interest and dividend income               5,397                5,294              16,030               15,787

Interest expense:
     Deposits                                              2,112                2,213               6,456                6,642
     Short-term borrowings                                   124                  220                 304                  548
     Long-term borrowings                                    325                   74                 976                  132
                                                       ---------            ---------           ---------           ----------
          Total interest expense                           2,561                2,507               7,736                7,322
                                                       ---------            ---------           ---------           ----------
Net interest income                                        2,836                2,787               8,294                8,465

Provision for loan losses                                     50                   45                 140                  144
                                                        ---------            ---------           ---------           ----------
     Net interest income after provision for
         loan losses                                       2,786                2,742               8,154                8,321
                                                       ---------            ---------           ---------           ----------

Non-interest income:
     Corporate-owned life insurance                          127                  ---                 250                  ---
     Service fees on deposit accounts                         92                   73                 270                  206
     Net securities gains                                    ---                   37                  22                   90
     Other income                                             40                   45                 128                  104
                                                       ---------            ---------           ---------           ----------
          Total non-interest income                          259                  155                 670                  400
                                                       ---------            ---------           ---------           ----------

                                                CATSKILL FINANCIAL CORPORATION
                                               Consolidated Statements of Income
                                        (In thousands, except share and per share data)
                                                         (continued)


                                                            THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                   June 30,                                  June 30,
                                                                   --------                                  --------
                                                         1999                  1998                1999                 1998
                                                       ----------          -----------          ---------            --------
                                                                 (Unaudited)                               (Unaudited)
Non-interest expense:
     Salaries and employee benefits                          921                  900               2,673                2,578
     Advertising and business promotion                       31                   15                  89                  104
     Net occupancy                                           125                   85                 318                  256
     Federal deposit insurance premiums                        6                    6                  19                   20
     Postage and supplies                                     88                   83                 247                  229
     Outside data processing fees                            131                  115                 398                  339
     Equipment                                                46                   46                 121                  129
     Professional fees                                        74                   64                 215                  168
     Real estate operations, net                              (1)                   1                  32                  (58)
     Other                                                   156                  154                 472                  446
                                                        ---------            ---------           ---------           ----------
          Total non-interest expense                       1,577                1,469               4,584                4,211
                                                       ---------            ---------           ---------           ----------
          Income before taxes                              1,468                1,428               4,240                4,510
Income tax expense                                           369                  454               1,119                1,606
                                                       ---------            ---------           ---------           ----------
          Net income                                 $     1,099          $       974          $    3,121          $     2,904
                                                     ===========          ===========          ==========          ===========

Basic earnings per common share                            $ .29                $ .24               $ .81                $ .70
Diluted earnings per common share                          $ .28                $ .24               $ .80                $ .68

Weighted Average Common Shares-Basic                   3,804,676            4,002,738           3,831,288            4,139,721
Weighted Average Common Shares-Diluted                 3,898,696            4,134,109           3,898,447            4,268,945

         See accompanying notes to unaudited consolidated interim financial statements.

                                                CATSKILL FINANCIAL CORPORATION
                                  Consolidated Statements of Changes in Shareholders' Equity
                                  (In thousands, except share and per share data) (Unaudited)

                                                                                    Retained         Common        Unearned
                                                                      Additional    Earnings,         Stock       Management
                                                       Common          Paid-in    Substantially    Acquired by    Recognition
                                                        Stock          Capital      Restricted        ESOP          Plan
                                                        -----          -------      ----------        ----          ----
Balance at September 30, 1998                           $ 57           $54,974        $37,374       $(3,981)        $(1,433)
Comprehensive income:
         Net income                                                                     3,121
         Other comprehensive income, net of tax:
           Unrealized net losses arising during the
            period on AFS securities (pre-tax $5,054)
           Reclassification adjustment for gains
            realized in net income (pre-tax $22)

         Other comprehensive income

Comprehensive income

Allocation of ESOP stock (11,386 shares)                                    48                           114
Dividends paid on common stock ($.295 per share)                                      (1,162)
Purchase of common stock (178,780 shares)
Exercise of stock options (2,000 shares issued)                                           (7)
Amortization of unearned MRP compensation                                                                                347
                                                        ----           -------        -------        -------         -------
Balance at June 30, 1999                                $ 57           $55,022        $39,326        $(3,867)        $(1,086)
                                                        ====           =======        =======        ========        ========

Balance at September 30, 1997                           $ 57           $54,811        $34,915        $(4,209)        $(1,856)
Comprehensive income:
         Net income                                                                     2,904
         Other comprehensive income, net of tax:
            Unrealized net gains arising during the
               period on AFS securities (pre-tax $657)
            Reclassification adjustment for gains
               realized in net income (pre-tax $90)

         Other comprehensive income

Comprehensive income

Allocation of ESOP stock (11,363 shares)                                   89                           114
Dividends paid on common stock ($.24 per share)                                       (1,030)
Purchase of common stock (356,792 shares)
Exercise of stock options
(4,401 shares issued, net)                                                               (29)
Amortization of unearned MRP compensation                                                                               341
                                                        ----           -------       -------        -------         -------
Balance at June 30, 1998                                $ 57           $54,900       $36,760        $(4,095)        $(1,515)
                                                        ====           =======       =======        =======         =======

                                          CATSKILL FINANCIAL CORPORATION
                            Consolidated Statements of Changes in Shareholders' Equity
                            (In thousands, except share and per share data) (Unaudited)

                                                                        Accumulated
                                                          Treasury          Other
                                                            Stock,      Comprehensive   Comprehensive
                                                           at Cost     Income (Loss)        Income          Total
                                                           -------     -------------        ------          -----
Balance at September 30, 1998                             $(21,223)         $  2,063                        $67,831
Comprehensive income:
         Net income                                                                        $    3,121         3,121
         Other comprehensive income, net of tax:
           Unrealized net losses arising during the
            period on AFS securities (pre-tax $5,054)                                          (3,033)
           Reclassification adjustment for gains
            realized in net income (pre-tax $22)                                                  (13)
                                                                                            ----------
         Other comprehensive income                                           (3,046)          (3,046)       (3,046)
                                                                                            ----------
Comprehensive income                                                                        $       75
                                                                                            ==========
Allocation of ESOP stock (11,386 shares)                                                                        162
Dividends paid on common stock ($.295 per share)                                                             (1,162)
Purchase of common stock (178,780 shares)                   (2,894)                                          (2,894)
Exercise of stock options (2,000 shares issued)                 32                                               25
Amortization of unearned MRP compensation                                                                       347
                                                          --------           -------                        -------
Balance at June 30, 1999                                  $(24,085)          $  (983)                       $64,384
                                                          =========          =======                        =======

Balance at September 30, 1997                             $(12,862)          $   921                        $71,777
Comprehensive income:
         Net income                                                                         $    2,904        2,904
         Other comprehensive income, net of tax:
            Unrealized net gains arising during the
               period on AFS securities (pre-tax $657)                                             394
            Reclassification adjustment for gains
               realized in net income (pre-tax $90)                                                (54)
                                                                                            -----------
         Other comprehensive income                                              340                340         340
                                                                                            -----------
Comprehensive income                                                                        $     3,244
                                                                                            ===========

Allocation of ESOP stock (11,363 shares)                                                                        203
Dividends paid on common stock ($.24 per share)                                                              (1,030)
Purchase of common stock (356,792 shares)                   (6,351)                                          (6,351)
Exercise of stock options
(4,401 shares issued, net)                                      67                                               38
Amortization of unearned MRP compensation                                                                       341
                                                          --------            ----------                     ------
Balance at June 30, 1998                                  $(19,146)           $    1,261                     68,222
                                                          ========            ==========                     ======

 See accompanying notes to unaudited consolidated interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                             Nine Months Ended
                                                                  June 30,
                                                            1999           1998
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                         (Unaudited)
Net income                                              $   3,121      $   2,904
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation                                                  156            159
Net accretion on securities                                  (115)           (25)
Provision for loan losses                                     140            144
MRP compensation expense                                      347            341
ESOP compensation expense                                     251            302
Increase in cash surrender values on COLI                    (250)          --
Losses (gains) on sale of real estate owned                    28            (68)
Gains on sales and calls of securities                        (22)           (90)
Net increase in other assets                                 (312)          (515)
Net decrease in accrued expense and other liabilities        (554)        (1,796)
                                                        ---------      ---------
Net cash provided by operating activities                   2,790          1,356
                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of
  investment securities                                     2,065          5,007
Net increase in loans                                      (8,221)        (8,417)
Capital expenditures, net                                    (480)          (342)
Purchase of corporate-owned life insurance                (10,000)          --
Purchase of Federal Home Loan Bank stock                     (101)          (192)
Purchase of AFS securities                                (48,052)       (63,855)
Proceeds from sale of securities available for sale         5,394         13,431
Proceeds from maturity/calls/paydown of AFS securities     34,991         35,151
Proceeds from sale of real estate owned                        25            443
                                                        ---------      ---------
Net cash used by investing activities                     (24,379)       (18,774)
                                                        ---------      ---------

                         CATSKILL FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (continued)


                                                             Nine Months Ended
                                                                  June 30,
                                                            1999           1998
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:                          (Unaudited)
Net proceeds from the exercise of stock options                25             38
Net increase in deposits                                   10,102          8,532
Net increase in advances from borrowers for
taxes and insurance                                         1,870          1,945
Net increase in short-term borrowings                      14,260          4,495
Increase in long-term borrowings                             --           10,000
Cash dividends paid on common stock                        (1,162)        (1,030)
Purchase of common stock for treasury                      (2,894)        (6,351)
                                                        ---------      ---------
Net cash provided by financing activities                  22,201         17,629
                                                        ---------      ---------
Net increase in cash and cash equivalents                     612            211
Cash and cash equivalents at beginning of period            2,795          2,274
                                                        ---------      ---------
Cash and cash equivalents at end of period              $   3,407      $   2,485
                                                        =========      =========
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
Interest                                                $   7,717      $   7,255
Taxes                                                       1,234          1,640
Transfer of loans to real estate owned                         32            252
Change in net unrealized gain (loss) on AFS
  securities, net of deferred tax expense (benefit) of
  $(2,030) and $227, respectively                          (3,046)           340

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

Note 2. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is not considered outstanding and only included in the computation of basic earnings per share on the date they are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, such as the Company's stock options and unvested restricted stock. Unallocated ESOP shares are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.

The following sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month and nine month periods ended June 30:

                                 (in thousands, except share and per share data)
                                                      Three Months Ended                 Nine Months Ended
                                                            June 30                            June 30
                                                 ----------------------------        ---------------------------
                                                    1999              1998              1999              1998
                                                 ----------        ----------        ----------       ----------
Net income                                        $   1,099        $      974        $    3,121       $    2,904
                                                  ========         ==========        ==========       ==========

Weighted average common shares                    3,804,676         4,002,738         3,831,288        4,139,721
Dilutive effect of potential common shares
         related to stock compensation plans         94,020           131,371            67,159          129,224
                                                 ----------        ----------        ----------       ----------
Weighted average common shares including
         potential dilution                       3,898,696         4,134,109         3,898,447        4,268,945
                                                  =========         =========         =========        =========

Basic earnings per share                              $ .29             $ .24             $ .81            $ .70
Diluted earnings per share                            $ .28             $ .24             $ .80            $ .68

Note 3. Comprehensive Income

On October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of the Company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income (loss) for the three and nine month periods ended June 30, 1999 and 1998 was ($1,024,000), $1,232,000, $75,000 and $3,244,000, respectively.

Note 4. Impact of New Accounting Standards

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In May 1999, this Statement was delayed by the FASB, consequently, it will now be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                  June 30, 1999



                   PART I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
-------

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

FINANCIAL CONDITION
-------------------

Total assets were $335.0 million at June 30, 1999, an increase of $20.2 million, or 6.4% from the $314.8 million at September 30, 1998. The increase in assets was primarily in corporate owned life insurance and loans and was funded principally by increases in short-term borrowings and deposits.

Cash and cash equivalents were $3.4 million at June 30, 1999, up $.6 million from September 30, 1998, due principally to the Company's strategy of growing its checking related accounts, which increases the amount of checks in process of collection.

Total securities, which include securities held to maturity ("HTM") and securities available for sale ("AFS"), excluding Federal Home Loan Bank stock, were $167.7 million, an increase of $.7 million, or .4% from the $167.0 million as of September 30, 1998. Although the total investment portfolio increase was marginal, the lower interest rate environment in late 1998 and early 1999 accelerated the rate of prepayments on the Company's mortgage-backed securities ("MBS") portfolio, consequently, MBS's now represent 43.5% of the total investment portfolio as compared to 54.3% as of September 30, 1998. The Company has replaced MBS run-offs, as well as calls on its agency portfolio, with more non-callable corporates and municipals with longer call protection. The Company also used some of the MBS paydowns to fund a $10.0 million purchase of corporate owned life insurance ("COLI") as a financing vehicle for pre- and post retirement employee benefits. The COLI's investment returns and death benefits are not taxable to the Company, and the insurance premiums are non-deductible. The insurance policy provides that the initial lump sum premium, after certain deductions, is maintained in a separate account, which minimizes the Company's exposure to insurance carrier credit risk and allows the Company to select both the investment manager and the investment portfolio strategy.

Loans receivable were $147.9 million as of June 30, 1999, an increase of $8.2 million or 5.9% over the $139.7 million at September 30, 1998. The following table shows the loan portfolio composition as of the respective balance sheet dates:

                                                         June 30,                                    September 30,
                                                           1999                                           1998
                                           ----------------------------------         ------------------------------------
                                           (In thousands)          % of Loans         (In thousands)            % of Loans
Real Estate Loans
    One-to-four family                        $ 119,832                81.0%              $ 113,423                 81.0%
    Multi-family and commercial                   7,063                 4.7                   6,389                 4.6
    Construction                                  2,363                 1.6                   1,182                 0.8
                                              ---------              ------               ---------               -----
        Total real estate loans                 129,258                87.3                 120,994                86.4
Consumer Loans                                   17,993                12.2                  18,399                13.2
Commercial Loans                                    766                 0.5                     602                 0.4
                                              ---------              ------               ---------               -----
        Gross Loans                             148,017               100.0%                139,995               100.0%
                                                                      =====                                       =====
Less:  Net deferred loan fees                      (133)                                       (260)
                                              ---------                                   ---------
        Total loans receivable                $ 147,884                                   $ 139,735
                                              =========                                   =========

One-to-four family real estate loans increased $6.4 million, or 5.6%, as the Company has continued to promote a 15 year fixed rate mortgage product with a preferred rate for borrowers who have their monthly payments automatically deducted from a checking account with the Bank. The increase in multi-family and commercial real estate loans was principally represented by a loan to finance a mobile home park in the Company's primary market area. Construction loans are up due to several commercial projects under development as well as seasonal one to four family residential construction, with the Company providing both construction and permanent financing.

Non-performing assets at June 30, 1999 were $640,000, or .19% of total assets, compared to the $644,000, or .20% of total assets at September 30, 1998. The table below sets forth the amounts and composition of the Company's non-performing assets.

                                                        June 30,      September 30,
                                                          1999            1998
                                                        ---------      ---------
                                                              (In thousands)
Non-performing loans:
One-to-four family                                      $     535      $     520
Multi-family and commercial                                  --             --
Consumer                                                       73             71
                                                        ---------      ---------
Total non-performing loans                                    608            591
                                                        ---------      ---------
Foreclosed assets, net:
One-to-four family                                             32             53
Multi-family and commercial                                  --             --
                                                        ---------      ---------
Total foreclosed assets, net                                   32             53
                                                        ---------      ---------
Total non-performing assets                             $     640      $     644
                                                        =========      =========

Total non-performing loans
as a % of total loans                                         .41%           .42%

The increase in non-performing loans at June 30, 1999 as compared to September 30, 1998 was principally due to the death of three borrowers, which caused payment delays pending the settlement of their estates, offset somewhat by the foreclosure of one loan which resulted in the Company acquiring title to the mortgaged property. The net realizable value of the property, totaling $32,000, was transferred to other real estate, and since the net realizable value approximated the Company's carrying value, the Company recorded no loss. In addition, during the nine months ended June 30, 1999, the Company sold two parcels of other real estate which reduced real estate owned by $53,000. The following table summarizes the activity in other real estate for the periods presented:

                                                        Nine Months Ended June 30,
                                                        --------------------------
                                                          1999            1998
                                                        ---------      ---------
                                                             (In thousands)

Other real estate beginning of
period                                                  $      53      $     248
Transfer of loans to other real
estate owned                                                   32            252
Sales of other real estate, net                               (53)          (375)
                                                        ---------      ---------
Other real estate end of period                         $      32      $     125
                                                        =========      =========

The allowance for loan losses was $2,050,000, or 1.39%, of period end loans at June 30, 1999, and provided coverage of non-performing loans of 337.2%, compared to coverage of 330.0% as of September 30, 1998. The following summarizes the activity in the allowance for loan losses:

                                                        Nine Months Ended June 30,
                                                           1999            1998
                                                        ---------      ---------
                                                             (In thousands)
Allowance at beginning of the period                    $   1,950      $   1,889
Charge-offs                                                   (68)          (121)
Recoveries                                                     28             10
                                                        ---------      ---------
Net charge-offs                                               (40)          (111)
Provision for loan losses                                     140            144
                                                        ---------      ---------
Allowance at end of the period                          $   2,050      $   1,922
                                                        =========      =========


Total deposits were $220.1 million at June 30, 1999, an increase of $10.1 million, or 4.8% from the $210.0 million at September 30, 1998. The following table shows the deposit composition as of the respective balance sheet dates:

                                           June 30, 1999                             September 30, 1998
                               -------------------------------------         ------------------------------------
                               (In thousands)          % of Deposits         (In thousands)         % of Deposits
Savings                            $ 83,642                 38.0%               $ 78,075                   37.2%
Money market                          6,143                  2.8                   5,949                    2.8
NOW                                  15,113                  6.9                  12,396                    5.9
Non-interest demand                   8,111                  3.7                   6,009                    2.9
Certificates of deposits            107,070                 48.6                 107,548                   51.2
                                    -------                -----                 -------                  -----
                                   $220,079                100.0%               $209,977                  100.0%
                                   ========                =====                ========                  =====



The growth in deposits was principally generated by the Company's two newest offices. In addition, the Company continues its strategy of growing its core deposits, principally checking related products. Core deposits now represent over 51% of total deposits, and checking products represent almost 11.0% of deposits.

The Company's borrowings, which are principally with the Federal Home Loan Bank of New York ("FHLB"), were $46.1 million at June 30, 1999, an increase of $14.3 million from the $31.8 million at September 30, 1998. As of June 30, 1999, the Company still had additional available credit of $4.6 million under its overnight line and $15.7 million under its one month advance program with the FHLB.

Shareholders' equity at June 30, 1999 was $64.4 million, a decrease of $3.4 million or 5.0% from the $67.8 million at September 30, 1998. The decrease was principally caused by the Company's repurchase of 178,780 shares of its stock at a cost of $2.9 million, and a $3.0 million change in the Company's net unrealized gain (loss) on securities available for sale, net of taxes due to recent increases in market interest rates, offset by the $2.0 million of net income retained after cash dividends. The Company also recorded a $.5 million increase in shareholders' equity due to the amortization of restricted stock awards, exercise of stock options and the release of shares under the Company's ESOP.

Shareholders' equity as a percentage of total assets was 19.2% at June 30, 1999 compared to 21.6% at September 30, 1998. Book value per common share was $15.40, or $15.82 excluding unvested shares of the Company's restricted stock plan ("MRP"), and was $17.48 excluding unallocated ESOP shares and unvested MRP shares.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999
------------------------------------------------------------------------
AND 1998
--------

General
-------

For the three months ended June 30, 1999, the Company recorded net income of $1,099,000, an increase of $125,000, or 12.8%, compared to the three month period ended June 30, 1998. Basic and diluted earnings per share were $.29 and $.28 respectively, an increase of 20.8% and 16.7% compared to basic and diluted earnings per share of $.24 for the three months ended June 30, 1998. For the three months ended June 30, 1999, weighted average common shares - basic were 3,804,676, down 198,062, or 4.9%, due to the Company's share repurchase programs.

Annualized return on average assets for the three months ended June 30, 1999 and 1998, was 1.35% and 1.29%, respectively, and return on average equity was 6.55% and 5.73%, respectively.

Net Interest Income
-------------------

Net interest income on a full tax equivalent basis for the three months ended June 30, 1999, was $3.1 million, an increase of $162,000, or 5.5%, when compared to the three months ended June 30, 1998. The increase was principally volume related as the Company increased its average earning assets $15.2 million, or 5.1%, more than offsetting the increase in interest expense from the Company's funding of its stock repurchase and corporate owned life insurance ("COLI") purchases. The Company funded the share repurchases and COLI, along with its growth in earning assets, principally with borrowings and deposit growth.

Interest income for the three months ended June 30, 1999 was $5.7 million on a tax equivalent basis, an increase of $216,000, or 4.0%, over the comparable period last year. The $15.2 million increase in the average volume of earning assets had a positive effect on interest income as the Company sought to leverage its excess capital, offset somewhat by a 8 basis point drop in the yield on its average earning assets.

Average earning assets increased principally in the loan portfolio, which on average grew $16.2 million, or 12.4%. Loan growth was principally due to the promotion of a 15 year fixed rate mortgage product, which increased volume, but had an adverse impact on the loan portfolio yield since the loans were originated at rates below the average loan portfolio yield. In addition, the Company, due to lower market interest rates earlier in the fiscal year, experienced higher loan prepayments, and refinancing of its existing portfolio, which together with the loan promotion caused the yield on the loan portfolio to decrease 34 basis points to 7.67%.

Average mortgage backed securities ("MBS") were $72.2 million for the three months ended June 30, 1999, down $18.7 million, or 20.5% from the comparable period due to accelerated prepayments caused by the lower interest rate environment in late 1998. The average yield on MBS was 6.46%, down 17 basis points from the comparable period, as the Company has been purchasing one year Treasury indexed teaser rate adjustable rate mortgages ("ARM's") to balance its asset mix since most loan originations have been at fixed rates. Consequently, 26.6% of the average MBS portfolio represented ARM's compared to 24.5% in the comparable period. The teaser ARM's were purchased during the initial teaser rate period; therefore, the initial interest rate and yields will be less than the fully indexed rate and yield. Management expects the average yield of these ARM's to increase as they adjust to their fully indexed rate; however, the actual increase will depend upon the level of the one-year constant maturity treasury index when the rates adjust.

Average other securities increased $17.7 million, or 24.0%, as the Company purchased longer call protected bank qualified municipals and non-callable corporate securities to increase yields and reduce reinvestment risk should rates decline. The average yield on the other securities portfolio for the three months ended June 30, 1999, was 7.47%, an increase of 16 basis points from the comparable period, as the Company replaced securities called and/or matured with higher yielding municipals. Municipal securities represented 45.3% of average other securities during the three month period ended June 30, 1999, compared to only 33.4% in the comparable period.

Interest expense for the three months ended June 30, 1999, was $2.6 million, an increase of $54,000, or 2.2%. The change was principally due to an increase in the average volume of interest bearing liabilities offset somewhat by a decrease in the Company's cost of funds. Average interest bearing liabilities were $248.4 million, an increase of $24.6 million, or 11.0%, as deposits increased and the Company borrowed in order to fund its earning asset growth, COLI purchase and stock repurchases. Average long-term borrowings were up $19.2 million, as the Company funded its stock repurchases and earning asset growth, as well as converted a portion of its short-term borrowings to long-term borrowings, principally through convertible (callable) advances. Average short-term borrowings were $10.0 million for the three months ended June 30, 1999, down $5.4 million from the comparable three month period due to the change to long-term borrowings. In addition, the Company's average certificates of deposit ("CD's") increased $4.4 million, or 4.3%, as the Company in fiscal 1998 promoted a 15 month CD program at a premium rate due to competitive pressures. The cost of funds decreased 36 basis points to 4.13% as the Company has lowered its deposit rates, and generally benefitted from a reduction in the rate on short-term borrowings after the Fed's Open Market Committee reduced the overnight bank rate 75 basis points in late 1998.

The Company's net yield on average earning assets was 4.03% for the three months ended June 30, 1999, up 1 basis point compared to 4.02% for the comparable period of the prior year. The increase was principally the impact of the 28 basis point rise in the Company's net interest spread offset by the Company's stock repurchase program, which reduced the level of no-cost funding sources, and increased the amount of average earning assets funded by interest bearing liabilities, along with the funding of the COLI purchase which increased interest expense without a corresponding increase in interest income. The increase in the Company's net spread was principally due to the 36 basis point drop in the cost of funds, principally in deposits, more than offsetting the 8 basis point drop in the earning asset yield as the increase in the securities portfolio yield somewhat offset the decline in the loan portfolio yield. For the three months ended June 30, 1999, the Company had $61.3 million of average earning assets with no funding costs, a decrease of $9.4 million, or 13.3%, from the $70.7 million for the three months ended June 30, 1998.

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

The provision for loan losses was $50,000 for the three months ended June 30, 1999, up $5,000 from the comparable quarter. The increase was principally due to loan growth as the provision represented .14% of average loans in both periods. The Company had net charge-offs of $30,000, or .08% of average loans for the quarter ended June 30, 1999, as compared to net chargeoffs of $29,000, or .09% of average loans in the comparable period. Non-performing loans were $608,000 at June 30, 1999, or .41% of total loans, an increase of $53,000 from June 30, 1998, when they were also .41% of total loans. At June 30, 1999, the allowance for loan losses was $2,050,000, or 1.39% of period end loans, and provided coverage of non-performing loans of 337.2% compared to 1.43% and 346.3%, respectively, as of June 30, 1998.

Non-Interest Income
-------------------

Non-interest income was $259,000 for the three months ended June 30, 1999, an increase of $104,000 or 67.1% from the three months ended June 30, 1998. The increase was principally due to the investment performance on the Company's corporate owned life insurance which increased its cash surrender value by $127,000, more than offsetting the $37,000 of security gains realized in the comparable period in the prior year. There were no security gains in the three month period ended June 30, 1999. In addition, service fees on deposit accounts increased $19,000, or 26.0%, as the Company continues to promote checking related products to increase core deposits and diversify its revenues.

Non-Interest Expense
--------------------

Non-interest expense for the three months ended June 30, 1999 was $1,577,000, an increase of $108,000, or 7.4%, over the comparable period last year. Increases included higher occupancy costs of $40,000 due principally to renovation expenses at our Main Street office. Other professional fees were $74,000, an increase of $10,000 as the Company incurred higher costs due to increased tax research, actuarial and investment advisory services. In addition, the Company incurred higher personnel costs of $21,000 and advertising costs of $16,000 principally due to the anticipated opening of its next full service branch in August 1999.

Income Tax Expense
------------------

Income tax expense for the three months ended June 30, 1999, was $369,000, a decrease of $85,000, or 18.7%, from the comparable period last year. The Company's effective tax rates for the three months ended June 30, 1999 and 1998, were 25.14% and 31.79%, respectively. The decrease in both the effective tax rate and income tax expense is principally the impact of the Company's purchase of tax-exempt securities, primarily bank qualified municipals, as well as increase in cash surrender value of the COLI, which is non-taxable.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 1999
-----------------------------------------------------------------------
AND 1998
--------

General
-------

For the nine months ended June 30, 1999, the Company recorded net income of $3,121,000, an increase of $217,000, or 7.5%, compared to the nine month period ended June 30, 1998. Basic earnings per share were $.81, an increase of 15.7% compared to basic earnings per share of $.70 for the nine months ended June 30, 1998. Diluted earnings per share were $.80 for the nine month period, an increase of 17.6% compared to $.68 for the comparable nine month period. For the nine months ended June 30, 1999, weighted average common shares - basic were 3,831,288, down 308,433, or 7.5%, due to the Company's share repurchase programs.

Annualized return on average assets for the nine months ended June 30, 1999 and 1998, was 1.30% and 1.32%, respectively, and return on average equity was 6.19% and 5.54%, respectively.

Net Interest Income
-------------------

Net interest income for the nine months ended June 30, 1999, was $9.1 million on a full tax equivalent basis, an increase of $341,000, or 3.9%, when compared to the nine months ended June 30, 1998. The increase was principally volume related as the Company increased its average earning assets $19.5 million, or 6.8%, more than offsetting the increase in interest expense from the borrowings used to fund its share repurchases and corporate owned life insurance ("COLI"). The Company funded the share repurchases, the COLI purchase and its earning asset growth, principally with borrowings and, to a lesser extent, deposit growth.

Interest income for the nine months ended June 30, 1999 was $16.8 million on a tax equivalent basis, an increase of $755,000, or 4.7%, over the comparable period. The $19.5 million, or 6.8%, increase in the average volume of earning assets had a positive effect on interest income as the Company sought to leverage its excess capital, offset somewhat by a 15 basis point drop in the yield on its average earning assets.

Average earning assets increased principally in the loan portfolio and to a lesser extent, its securities portfolio, which on average grew 12.9% and 1.9%, respectively. Loan growth was principally due to the promotion of a 15 year fixed rate mortgage product, which increased volume, but had an adverse impact on the loan portfolio yield since the loans were originated at rates below the average loan portfolio yield. In addition, the Company, due to lower market interest rates, experienced higher loan prepayments, and refinancing of its existing portfolio, which together with the loan promotion caused the yield on the loan portfolio to decrease 33 basis points to 7.71%.

Average MBS were $77.9 million for the nine months ended June 30, 1999, down $10.9 million, or 12.3%, from the comparable period. The average yield on MBS was 6.39%, down 44 basis points from the comparable period, as the Company has been purchasing one year Treasury indexed teaser rate ARM's as previously described in the three month comparison. Consequently, 26.7% of the average MBS portfolio represented teaser rate ARM's compared to only 14.9% in the comparable period.

Average other securities increased $14.0 million, or 19.8%, as the Company purchased longer call protected bank qualified municipals and non-callable corporate securities to increase yields and reduce reinvestment risk should rates decline. The average yield on the other securities portfolio for the nine months ended June 30, 1999, was 7.45%, an increase of 30 basis points from the comparable period, as the Company replaced securities called or matured with higher yielding municipals. Municipal securities now represent 46.2% of average other securities, compared to less than 16.3% in the comparable period.

Interest expense for the nine months ended June 30, 1999, was $7.7 million, an increase of $414,000, or 5.7%. The change was principally due to an increase in the average volume of interest bearing liabilities offset somewhat by a decrease in the Company's cost of funds. Average interest bearing liabilities were $243.1 million, an increase of $27.0 million, or 12.5%, as deposits increased and the Company borrowed in order to fund the Company's stock repurchases, its COLI purchase and earning asset growth. Average long-term borrowings were up $21.5 million, as the Company funded its stock repurchases and its earning asset growth, as well as converted a portion of its short-term borrowings to long-term borrowings, principally through convertible (callable) advances. Average short-term borrowings were $8.1 million for the nine months ended June 30, 1999, down $4.6 million from the comparable nine month period due to the change to long-term borrowings. In addition, the Company's average CD's increased $6.2 million, or 6.1%, as the Company in fiscal 1998 promoted a special 15 month CD program at a premium rate due to competitive pressures. The cost of funds decreased 27 basis points to 4.26% as the Company has generally lowered its deposit rates.

The Company's net yield on average earning assets was 3.95% for the nine months ended June 30, 1999, down 11 basis points compared to 4.06% for the comparable period of the prior year. The decrease was principally caused by the Company's stock repurchase program, and the funding of the COLI purchase. For the nine months ended June 30, 1999, the Company had $63.7 million of average earning assets with no funding costs, a decrease of $7.5 million, or 10.5%, from the $71.2 million for the nine months ended June 30, 1998. The Company did, however, increase its net interest spread 12 basis points as the cost of funds decreased 27 basis points, principally due to the lower deposit costs, whereas the yield on earning assets only decreased 15 basis points as increases in the yield on securities somewhat offset the decline in the loan portfolio yield.

For more information on average balances, interest, yield and rate, please refer to Table #2, included in this report.

Provision for Loan Losses
-------------------------

The provision for loan losses was $140,000, or .13% of average loans for the nine months ended June 30, 1999, down from $144,000, or .16% of average loans in the comparable period of the prior year. The decrease is principally attributable to a reduction in net charge-offs to $40,000, or .04% of average loans for the nine months ended June 30, 1999, as compared to $111,000, or .12% of average loans in the comparable period. Despite the decrease in net charge-offs, the Company's provisions have remained relatively constant due to the 12.9% growth in average loans outstanding. Nonperforming loans were $608,000 at June 30, 1999, or .41% of total loans, an increase of $53,000 from June 30, 1998, when they were also .41% of total loans. At June 30, 1999, the allowance for loan losses was $2,050,000, or 1.39% of period end loans, and provided coverage of non-performing loans of 337.2% compared to 1.43% and 346.3%, respectively, as of June 30, 1998.

Non-Interest Income
-------------------

Non-interest income was $670,000 for the nine months ended June 30, 1999, an increase of $270,000, or 67.5% from the nine months ended June 30, 1998. The increase was principally due to the investment performance on the Company's corporate owned life insurance which increased its cash surrender value by $250,000, more than offsetting the $68,000 reduction in net securities gains. In addition, service fees on deposit accounts increased $64,000, or 31.1%, as the Company continues to promote checking related products to increase core deposits and diversify its revenues.

Non-Interest Expense
--------------------

Non-interest expense for the nine months ended June 30, 1999 was $4,584,000, an increase of $373,000, or 8.9%, over the comparable period last year. The increase was principally the cost attributable to our new supermarket branch, which opened in April 1998, as well as higher real estate operations net, net occupancy, other professional fees, and a contract termination charge to switch ATM service providers.

Salaries and employee benefits were up $95,000, or 3.7% principally from staffing the supermarket branch which opened in April 1998, as well as the cost associated with an Executive Supplemental Retirement Plan implemented in the third quarter of fiscal 1998. Real estate operations net, increased $90,000, as the Company had losses due to sales of other real estate during the nine months ended June 30, 1999, compared to gains on sales in the comparable period. Net occupancy increased $62,000, principally from renovation expenses at the Company's main office, as well as cost associated with the opening of the supermarket branch. Other professional fees were $215,000, an increase of $47,000 as the Company incurred higher costs due to increased tax research, actuarial and investment advisory services. The Company also recorded a contract termination charge of $29,000 during the period to switch ATM service providers. Management expects the change to improve customer service, reduce operating costs, and increase service fee income by implementing surcharging on non-customer ATM transactions.

Income Tax Expense
------------------

Income tax expense for the nine months ended June 30, 1999, was $1,119,000, a decrease of $487,000, or 30.3%, from the comparable period last year. The Company's effective tax rates for the nine months ended June 30, 1999 and 1998, were 26.39% and 35.61%, respectively. The decrease in both the effective tax rate and income tax expense is principally the impact of the Company's purchase of tax-exempt securities, primarily bank qualified municipals, as well as the non-taxable increase in cash surrender value of the COLI.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals and to make new loans and/or investments. The Company has reduced its high level of liquidity, but continues to manage its balance sheet so there has been no need for unanticipated sales of assets.

The Company's primary sources of funds for operations are deposits, borrowings, principal and interest payments on loans, mortgage backed securities and other securities available for sale.

Net cash provided by operating activities was $2.8 million for the nine months ended June 30, 1999, an increase of $1.4 million from the comparable nine month period. The increase was principally the change in accrued expenses and other liabilities caused by a decrease in official bank checks outstanding in the prior year. Official bank checks decreased principally as a result of the Company's payment of real estate taxes for mortgage borrowers using escrowed funds earlier in September 1998 than in September 1997.

Investing activities used $24.4 million in the nine months ended June 30, 1999, as the Company increased its assets principally from the $10.0 million purchase of COLI, $8.2 million in loans, and a $6.1 million increase in the Company's securities portfolio. Financing activities provided $22.2 million, as the Company experienced a $14.3 million increase in short-term borrowings, a $10.1 million increase in deposits, and a $1.9 million increase in advances by borrowers for taxes, somewhat offset by the cost to purchase treasury stock of $2.9 million and the payment of cash dividends of $1.2 million on its common stock. For more details concerning the Company's cash flows, see "Consolidated Statements of Cash Flows."

An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $220.1 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of June 30, 1999, deposit accounts having balances in excess of $100,000 totaled $23.8 million, or 10.8%, of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The OTS required minimum liquidity ratio is currently 4% and for the month of June 1999, the Bank exceeded that, maintaining an average liquidity ratio of 37.64%.

The Company anticipates that it will have sufficient funds to meet its current commitments. At June 30, 1999, the Company had commitments to originate loans of $5.1 million. In addition, the Company had undrawn commitments of $3.4 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at June 30, 1999, totaled $76.8 million, and management believes that a significant portion of such deposits will remain with the Company.

Although there are no minimum capital ratio requirements for the Company, the Bank is required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios at June 30, 1999, compared to the OTS minimum capital requirements:

                                           Actual                                  Minimum
                                Amount                   %                Amount                %
                                -------                -----             -------              ---
                                                        (Dollars in Thousands)

Tangible Capital                $51,549                15.47%            $ 4,997              1.5%
Core Capital                     51,549                15.47              13,327              4.0
Risk Based Capital               53,532                32.98              12,984              8.0

Beginning on April 18, 1999, the Company was no longer subject to any stock repurchase restrictions of the OTS and shortly thereafter announced a 10% share repurchase program to purchase approximately 436,000 shares. From April 18 through June 30, 1999, the Company had already repurchased 178,780 shares at a cost of $2.9 million, or $16.19 per common share. At June 30, 1999, the Holding Company had approximately $9.4 million in available resources to pursue stock repurchases without dividends from the Bank. Dividends from the Bank are permitted without notice or application to the OTS, under revised regulations effective April of this year, if total dividends for a year do not exceed current period net income plus retained net income for the two previous years and certain other standards are met. Dividends from the Bank to the Company this year have already exceeded that level, and hence the Bank cannot pay additional dividends to the Company at this time without OTS approval.

Year 2000

The following disclosure is a Year 2000 Readiness Disclosure and a Year 2000 Statement, as defined in the Year 2000 Information and Readiness Disclosure Act. The Year 2000 ("Y2K") issue confronting the Company and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

Substantially, all of the Company's mission critical systems are outsourced or are purchased software packages. As a result, much of the remediation and testing process is dependent on the accuracy of work performed by, and the Year 2000 compliance of software, hardware and equipment provided by, vendors.

The Company's progress on its Year 2000 readiness is continuing as scheduled. The Company has completed the testing of all of its mission critical systems. In addition, the testing of other customers of the Company's data processing service provider, disclosed no Year 2000 issues, consequently, as of June 30, 1999, all production systems are now operating in a Y2K compliant environment. The Company expects to continue to monitor all of its systems, and will test upgrades, if any, for Y2K compliance as well.

The Company's total Y2K project cost is estimated to be $100,000, of which $50,000 is expected to be hardware and software upgrades. So far, the Company has expensed approximately $36,000 of the project cost, and expects to amortize the hardware and software upgrades, which have already been purchased, over their estimated useful lives of three to five years.

The Company expects that when the century changes, disruption in service will come not from a failure of its systems or the systems of the providers with whom it interfaces, but rather from outside agencies (i.e., electric and telephone companies) beyond its control. Therefore, contingency planning and business resumption planning will be based on the Company's formal Disaster Recovery Program, which includes using such things as spreadsheet software or reverting to manual systems until problems can be corrected.

The Company has written a Disaster Recovery Plan, a Year 2000 Contingency Plan, and a Y2K Liquidity Plan, all of which management expects to test through the end of the year. The Company is also undertaking various customer awareness programs, such as posted statements, mailing of FDIC brochures and publishing information on its website.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Company believes there have been no material changes in the Company's interest rate risk position since September 30, 1998. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

               TABLE #1 AVERAGE BALANCES, INTEREST, YIELD AND RATE
               ---------------------------------------------------

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totaled $276,000 and $163,000 for the three month periods ended June 30, 1999 and 1998, respectively. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                                        THREE MONTH PERIODS ENDED
                                                       June 30, 1999                                June 30, 1998
                                          ---------------------------------------       ----------------------------------------
                                           Average                                       Average
                                           Balance        Interest     Yield/Rate        Balance         Interest    Yield/Rate
                                          --------        -------         ----          --------         -------         ----
                                                                        (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                   $146,125        $ 2,801         7.67%         $129,948         $ 2,603         8.01%
  Mortgage-backed securities                72,235          1,166         6.46%           90,917           1,507         6.63%
  Securities                                91,286          1,705         7.47%           73,619           1,346         7.31%
  Federal funds sold and other                  49              1         8.19%               50               1         8.02%
                                          --------        -------                       --------         -------
  Total interest-earning assets            309,695          5,673         7.33%          294,534           5,457         7.41%
                                                          -------                                        -------
Allowance for loan losses                  (2,029)                                       (1,912)
Other assets, net                           19,279                                         9,100
                                          --------                                      --------
  Total Assets                            $326,945                                      $301,722
                                          ========                                      ========
Interest-Bearing Liabilities
  Savings deposits                        $ 82,410           $611         2.97%         $ 79,419            $644         3.25%
  Money market                               6,484             50         3.09%            5,980              47         3.15%
  Now deposits                              14,613             71         1.95%           11,947              68         2.28%
  Certificates of deposit                  107,151          1,363         5.10%          102,704           1,440         5.62%
  Short-term borrowings                     10,032            124         4.96%           15,441             220         5.71%
  Long-term borrowings                      25,000            325         5.21%            5,824              74         5.10%
  Escrow and other                           2,745             17         2.48%            2,531              14         2.22%
                                          --------        -------                       --------         -------         -
  Total interest-bearing
      liabilities                          248,435          2,561         4.13%          223,846           2,507         4.49%
                                                          -------                                        -------
Non-interest bearing                         8,101                                         6,611
Other liabilities                            3,112                                         3,061
Shareholders' equity                        67,297                                        68,204
                                          --------                                      --------
  Total Equity and Liabilities            $326,945                                      $301,722
                                          ========                                      ========

  Net interest income                                      $3,112                                         $2,950
                                                           ======                                         ======
  Net interest rate spread                                                3.20%                                          2.92%
                                                                          ====                                           ====
  Net yield on average
       interest-earning assets                                            4.03%                                          4.02%
                                                                          ====                                           ====
  Average interest earning
       assets to average interest
         bearing liabilities               124.66%                                       131.58%
                                           ======                                        ======
  Earning Assets/Total Assets               94.72%                                        97.62%
                                            =====                                         =====

               TABLE #2 AVERAGE BALANCES, INTEREST, YIELD AND RATE
               ---------------------------------------------------

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments reflected principally on municipal securities totaled $771,000 and $257,000 for the nine month periods ended June 30, 1999 and 1998, respectively. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                                        NINE MONTH PERIODS ENDED
                                                       June 30, 1999                                June 30, 1998
                                          ---------------------------------------       ----------------------------------------
                                           Average                                       Average
                                           Balance        Interest     Yield/Rate        Balance         Interest    Yield/Rate
                                          --------        -------         ----          --------         -------         ----
                                                                        (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                   $144,225        $ 8,343         7.71%         $127,780         $ 7,704         8.04%
  Mortgage-backed securities                77,860          3,729         6.39%           88,788           4,551         6.83%
  Securities                                84,595          4,724         7.45%           70,633           3,787         7.15%
  Federal funds sold and other                  68              5         9.80%               74               4         7.23%
                                          --------        -------                       --------         -------
  Total interest-earning assets            306,748         16,801         7.30%          287,275          16,046         7.45%
                                                          -------                                        -------
Allowance for loan losses                  (1,996)                                       (1,896)
Other assets, net                           16,440                                         9,167
                                          --------                                      --------
  Total Assets                            $321,192                                      $294,546
                                          ========                                      ========
Interest-Bearing Liabilities
  Savings deposits                        $ 80,024        $ 1,803         3.01%         $ 78,770          $1,970         3.34%
  Money market                               6,258            141         3.01%            6,439             153         3.18%
  Now deposits                              13,843            202         1.95%           11,326             203         2.40%
  Certificates of deposit                  107,583          4,267         5.30%          101,428           4,281         5.64%
  Short-term borrowings                      8,144            304         4.99%           12,735             548         5.75%
  Long-term borrowings                      25,000            976         5.22%            3,486             133         5.10%
  Escrow and other                           2,207             43         2.60%            1,896              34         2.40%
                                          --------        -------                       --------         -------
  Total interest-bearing
      liabilities                          243,059          7,736         4.26%          216,080           7,322         4.53%
                                                          -------                                        -------
Non-interest bearing                         7,292                                         5,358
Other liabilities                            3,426                                         2,977
Shareholders' equity                        67,415                                        70,131
                                           -------                                      --------
  Total Equity and Liabilities            $321,192                                      $294,546
                                          ========                                      ========

  Net interest income                                     $ 9,065                                        $ 8,724
                                                          =======                                        =======
  Net interest rate spread                                                3.04%                                          2.92%
                                                                          ====                                           ====
  Net yield on average
       interest-earning assets                                            3.95%                                          4.06%
                                                                          ====                                           ====
  Average interest earning
       assets to average interest
         bearing liabilities               126.20%                                       132.95%
                                           ======                                        ======
  Earning Assets/Total Assets               95.50%                                        97.53%
                                            =====                                         =====

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q

                                  JUNE 30, 1999

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

Item 2.           Change in Securities
                  --------------------
                           None

Item 3.           Defaults on Senior Securities
                  -----------------------------
                           Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                           None

Item 5.           Other Information
                  -----------------
                           None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
 (a) Exhibits
         (10.1)   Catskill Savings Bank Director Death Benefit Plan
         (11)     Computation of Net Income per Common Share
         (27)     Financial Data Schedule (included only in EDGAR filing)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CATSKILL FINANCIAL CORPORATION


Date: August 13, 1999                   /s/ Wilbur J. Cross
                                        --------------------
                                        Wilbur J. Cross
                                        Chairman of the Board, President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)



Date: August 13, 1999                   /s/ David J. DeLuca
                                        --------------------
                                        David J. DeLuca
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)