Form 10-K
period 1999-09-30
CATSKILL FINANCIAL CORP
filed 1999-12-29
CIK 1005512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendments to this Form 10K. [X]

As of December 17, 1999, the aggregate market value of voting stock held by non-affiliates (based upon reported beneficial ownership of all directors and executive officers of the registrant; this determination does not however, constitute an admission of affiliated status for any of these individual stockholders) of the registrant, excluding unallocated ESOP shares, was approximately $44.7 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Shares, $.01 par value                         3,789,211
        (Title of class)                      (outstanding at December 17, 1999)

                       ANNUAL REPORT FOR 1999 ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

Item 1            Business
Item 2.           Properties
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders


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


                                    PART IV

Item 14.          Exhibits and Financial Statement Schedules and Reports on
                     Reports on Form 8-K

                  SIGNATURES

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents                       Part of 10-K into which incorporated
     ---------                       ------------------------------------

Portions of the Annual Report to
 Stockholders for fiscal year
 ended September 30, 1999.                  Parts II and IV

Definitive Proxy Statement of the
Registrant dated January 14, 2000,
in connection with the Annual
Meeting of Stockholders to be
held February 15, 2000, which is
expected to be filed on/or about
January 14, 2000.                            Part III

                                     PART I

ITEM 1.  BUSINESS

General

Catskill Financial Corporation (the "Company" or "Catskill Financial") was formed in December 1995 for the purpose of acquiring all of the common stock of Catskill Savings Bank (the "Bank") upon the conversion of the Bank from the mutual to the stock form of ownership. The Company is incorporated under the laws of the state of Delaware, is qualified to do business in the state of New York, and generally is authorized to engage in any activity that is permitted by the Delaware General Corporation Law. On April 18, 1996, the Company converted to the stock form of ownership, the Company acquired all of the issued and outstanding shares of stock of the Bank, and the Company completed its initial public stock offering, issuing 5,686,750 shares of $.01 par value common stock at $10.00 per share. Net proceeds to the Company were $54.9 million after conversion and stock offering costs, and $50.4 million excluding the shares acquired by the Company's newly formed Employee Stock Ownership Plan (the "ESOP").

The consolidated financial condition and operating results of the Company are primarily dependent upon its wholly owned subsidiary, the Bank, and all references to the Company and its financial data prior to April 18, 1996, except where otherwise indicated, refer to the Bank and its financial data.

The Bank was organized in 1868, as a state chartered mutual savings bank. In January 1996, the Bank converted to a federally chartered stock savings bank. The Bank is a member of the Bank Insurance Fund ("BIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, its deposits are insured up to applicable limits by the FDIC, which insurance is backed by the full faith and credit of the United States. The Company's primary market area is comprised of Greene County and southern Albany and Schoharie Counties in New York, serviced by the Bank's main office and five other banking offices.

The Bank has been and intends to continue to be a community-oriented financial institution offering financial services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and uses such deposits, together with other funds such as borrowings, to originate one to four family residential mortgages and, to a lesser extent, consumer (including home equity lines of credit), commercial and multi-family real estate and other loans in the Bank's primary market area. The Bank offers deposit accounts having a range of interest rates and terms. The Bank only solicits deposits in its primary market area and does not have brokered deposits. The Bank is a member of the Federal Home Loan Bank of New York ("FHLB").

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

General Bank Regulation. The Bank's primary federal bank regulator is the Office of Thrift Supervision ("OTS"). The Bank is also subject to regulation by the FDIC as the insurer of its deposits. The Bank must file periodic reports with the OTS and is regularly examined by the OTS. As a result of these examinations, the Bank can be required to adjust its loan classifications or allowance for loan losses, take other actions to correct deficiencies found during the examinations, or cease engaging in certain activities. The Bank is generally permitted to open deposit-taking branches throughout the United States, regardless of local laws regarding branching.

The OTS may institute enforcement action against the Bank for violations of law or for unsafe and unsound banking practices. Enforcement actions can include the issuance of cease and desist orders, the commencement of removal proceedings in which an employee, officer or director can be removed from involvement with the Bank, the assessment of civil monetary penalties, and injunctive relief. The FDIC may terminate the insurance of deposits, after notice and hearing, upon a finding that an institution has engaged in unsafe and unsound practices, cannot continue operations because it is in an unsafe and unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or FDIC. The FDIC may instead impose less severe sanctions. Neither the OTS nor the FDIC (which was also the Bank's primary federal regulator before the Bank became a federal savings bank in January 1996) has ever instituted any enforcement action against the Bank.

Federal law and OTS regulations limit the percentage of the Bank's assets that can be invested in certain investments. For example, commercial, corporate and business loans, other than those secured by real estate collateral, are limited in the aggregate to 10% of assets. The purchase of below investment grade debt securities is prohibited. Loans secured by non-residential real property cannot, in the aggregate, exceed 400% of capital. Consumer loans not secured by residential real estate are generally limited, in the aggregate, to 35% of total assets. Loans secured by residential real property, and many other types of loans and investments, are not subject to any percentage of asset limit. Generally, the Bank may not lend more than 15% of unimpaired capital and surplus to one borrower, representing a lending limit of $7.8 million per borrower, with an additional 10% of unimpaired capital and surplus being permitted if secured by certain readily marketable collateral. The Bank is in compliance with all these limits. The Bank's largest loan to one borrower at September 30, 1999, was a $1.0 million participation loan secured by a motel in Albany County.

The OTS also imposes a semi-annual assessment on all OTS regulated institutions to defer the cost of OTS regulation. For the semi-annual period ended December 31, 1999, the Bank's OTS assessment was $35,474.

The  Company  is a  unitary  savings  and  loan  holding  company,  and its sole
FDIC-insured subsidiary, the Bank, is a qualified thrift lender ("QTL", discussed in more detail below). Therefore, the Company generally has broad authority to engage in all types of business activities. If the Company were to acquire another insured institution as a separate subsidiary or if the Bank fails to remain a QTL, the Company's activities will be similar to those permitted of multiple savings and loan holding companies. In general, a multiple savings and loan holding company (or subsidiary thereof that is not an insured institution) may, subject to OTS approval in most cases, engage in activities comparable to those permitted for bank holding companies, certain insurance activities, and certain activities related to the operations of its FDIC-insured subsidiaries.

New Legislation. After the end of our 1999 fiscal year, President Clinton signed the Gramm-Leach-Bliley Act which makes substantial changes in the permitted relationships between banks, securities firms, insurance companies and their holding companies. The statute is too new to be able to fully evaluate its effects on the Company and the Bank. However, the Company believes most of the direct effects of the statute will be minimal because it primarily affects the operations of much larger institutions.

One significant change in the law which could indirectly affect the Company is a change in the ability to become a unitary savings and loan holding company. In general, the Company, as a unitary savings and loan holding company, may engage, through non-banking subsidiaries, in whatever activities it wants to engage in. The new law protects the existing rights of the Company to engage in a wide range of activities. However, there can be no new unitary savings and loan holding companies and existing companies cannot take advantage of the old law by acquiring a pre-existing unitary savings and loan holding company. This could adversely affect the market price of the stock of existing savings and loan holding companies because acquisitions of them could cause them to lose their broad powers to engage in non-banking activities.

Capital Requirements. The Bank is subject to minimum capital requirements imposed by the OTS. The Bank must maintain (i) tangible capital of 1.5% of tangible assets, (ii) core capital of 4.0% of adjusted tangible assets, and
(iii) a risk-based capital requirement of 8.0% of risk-weighted assets. Under current law and regulations, there are no capital requirements directly applicable to the Company. The Bank substantially exceeds all minimum capital standards imposed by the OTS. At September 30, 1999, the Bank had a tangible capital ratio of 15.18%, a core capital ratio of 15.18% and a risk based capital ratio of 31.75%. OTS regulations require that certain institutions with more than normal interest rate risk must make a deduction from capital before determining compliance with the minimum capital requirements. The Bank had previously been exempt from the deduction requirement because it had total assets less than $300 million and risk based capital in excess of 12%. However, the Bank's capital ratios are high enough that even if the exemption is withdrawn, the deduction would not have a material effect on the Bank's compliance with OTS capital requirements.

The OTS has the authority to require that an institution take prompt corrective action to solve problems if the institution is undercapitalized, significantly undercapitalized or critically undercapitalized. Because of the Bank's high capital ratios, the prompt corrective action regulations are not expected to have an effect on the Company.

Deposit Insurance Premiums. The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized and considered healthy pay the lowest premium. The Bank is in this category and currently pays no deposit insurance premiums. If the Bank's capital ratios substantially deteriorate or if the Bank is found to be otherwise unhealthy, the deposit insurance premiums payable by the Bank could increase. The Bank must, however, pay a part of the costs of the "FICO" bonds sold in the late 1980s to finance the savings and loan bailout. The FICO bond assessment for fiscal 1999 was approximately .012% of insured deposits.

Dividend Restrictions. OTS regulates the amount of dividends and other capital distributions payable by the Bank to the Company. In general, if the Bank will satisfy all OTS capital requirements both before and after the distribution, the Bank may make capital distributions to the Company in any year equal to the current year's net income plus retained net income for the preceding two calendar years. However, the Bank must notify the OTS of the distribution and the OTS may object on safety and soundness grounds.

If any capital distribution will exceed these limits, or if the OTS either considers the Bank a troubled or problem institution or gives the Bank a rating in less than the two highest rating categories, then the Bank must get OTS approval before making a capital distribution. The Bank is not currently required to obtain OTS approval unless it exceeds the dollar limits. The Bank paid $8.0 million in dividends to the Company in calendar year 1998, and expects to pay dividends of $9.0 million in calendar year 1999, $8.0 million of which had already been paid by September 30, 1999. Since the dividends paid in calendar year 1998 and 1999 will exceed net income earned during those years, dividends payable to the Company in calendar year 2000 would be limited to that year's net income, unless the Bank requests prior OTS approval.

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

A savings institution will be a QTL if its qualified thrift investments equal or exceed 65% of its portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments include, among others, (i) certain housing-related loans and investments (notably including residential one to four family mortgage loans), (ii) certain federal government and agency obligations,
(iii) loans to purchase or construct churches, schools, nursing homes and hospitals (subject to certain limitations), (iv) consumer loans (subject to certain limitations), (v) shares of stock issued by any Federal Home Loan Bank, and (vi) shares of stock issued by the FHLMC or the FNMA (subject to certain limitations). The Bank satisfied the QTL test at September 30, 1999, as well as for every month during fiscal 1999.

Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA"), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Bank is periodically examined by the OTS for compliance with the CRA. Under recently adopted rules the Bank's CRA performance is now evaluated based upon the lending, investment and service activities of the Company. The Bank received a `satisfactory' CRA rating from the OTS under the new rules.

Federal Reserve Regulation. Under Federal Reserve Board regulations, the Bank must maintain reserves against its transaction accounts (primarily interest-bearing checking accounts) and non-personal time deposits. The effect of the reserve requirements is to compel the Bank to maintain certain low-yielding reserve deposits which are not available for investment in higher yielding assets. However, at the present time, in light of the Bank's current cash and due from banks, the reserve requirements do not have a material adverse effect on the Company. The balances maintained to meet the reserve requirements may be used to satisfy liquidity requirements imposed by the OTS. The Bank is in compliance with its reserve requirements.

Taxation. The Company pays federal and New York State income taxes on its income on terms substantially similar to other business corporations. Special rules allowing the Bank a special deduction to create a tax bad debt reserve have been abolished. Furthermore, the Bank must recapture, over a period of six years, any additions to its tax bad debt reserves since 1988. The Bank had already provided, as a provision for deferred taxes in accordance with SFAS No. 109, for the tax consequences of the Bank's post-1987 additions to the tax bad debt reserve. Therefore, the recapture requirement will not have a material financial statement impact.

Market Area

Catskill (population of 11,965 in the 1990 census) is located approximately 30 miles south of Albany on the western banks of the Hudson River and is the largest municipality in Greene County. Greene County extends from the Hudson River west into the northern Catskill Mountains. The Company's primary market area is heavily dependent on tourism, does not have a substantial commercial or industrial base and has shown only limited economic and demographic growth in recent years.

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

Based on the FDIC annual deposit summary as of June 30, 1999, which is the latest available data, there are a total of 20 branch offices of commercial banks and thrift institutions in Greene County and 116 in Albany County. The Company's four offices in Greene County hold 30.1% of all deposits and 57.6% of thrift institution deposits. In Albany County, with a much larger deposit base, the Company's share of all deposits was approximately 0.8%.

The Company's newest office opened in August 1999, in Schoharie County. As of June 30, 1999, Schoharie County had 12 offices with total deposits of $295.3 million.


Lending Activities

General. The Company's primary lending activity is the origination of fixed- and adjustable rate, one to four family residential mortgage loans for retention in its portfolio. The Company also originates fixed-rate consumer loans and adjustable-rate home equity line of credit consumer loans. Adjustable rate mortgage ("ARM") and consumer loans increase the percentage of the Company's loans with more frequent terms to repricing or shorter maturities than fixed-rate, one to four family mortgage loans. See "- Loan Portfolio Composition" and "- One to Four Family Residential Real Estate Lending." In addition, the Company originates multi-family and commercial real estate loans. Loan originations are generated by the Company's marketing efforts, which include print and radio advertising, lobby displays and direct contact with local civic organizations, as well as by the Company's present customers, walk-in customers and referrals from real estate agents and builders. At September 30, 1999, the Company's gross loan portfolio totaled $153.0 million.

The approval of the Executive Committee of the Bank's Board of Directors is required for all real estate loans in excess of $150,000, and consumer loans in excess of $100,000. Company employees with the authority to approve such real estate loans of $150,000 or less, and consumer loans of $100,000 or less are designated, and their lending authority is defined, by the Executive Committee. The Executive Committee acts in accordance with policies established at least annually by the Board of Directors.

The aggregate amount of loans that the Company is permitted to make under applicable federal regulations to any one borrower, including related entities, is generally equal to 15% of unimpaired capital and surplus. At September 30, 1999, the maximum amount which the Company could have loaned to any one borrower and the borrower's related entities was approximately $7.8 million. At that date, the Company's largest lending relationship (representing less than 1% of the Company's total loan portfolio) was a $1.0 million commercial real estate loan secured by a motel located in Albany County, New York. At September 30, 1999, there were only thirteen other loans (or lending relationships) with outstanding balances in excess of $250,000, aggregating $6.4 million, or less than 4.2% of the Company's total loan portfolio.

Loan Portfolio Composition. The following table presents information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages as of the dates indicated.

                                                                           September 30,
                                           ---------------------------------------------------------------------------
                                                   1999                        1998                      1997
                                           ---------------------       --------------------       -------------------
                                           Amount        Percent       Amount       Percent       Amount      Percent
                                           ------        -------       ------       -------       ------      -------
                                                                      (Dollars in thousands)
Real Estate Loans:
 One to four family....................      $121,151      79.19%       $113,423      81.02%       $102,232     80.69%
 Multi-family and commercial...........         7,940       5.19           6,389       4.56           4,691      3.70
 Construction..........................         3,176       2.07           1,182       0.85           1,306      1.03
                                             --------     ------        --------     ------        --------     -----
     Total real estate loans...........       132,267      86.45         120,994      86.43         108,229     85.42
                                             --------     ------        --------     ------        --------     -----

Commercial Loans.......................           994        .65             602        .43              63       .05
                                             --------     ------        --------     ------        --------     -----
Consumer Loans:
  Automobile...........................         7,947       5.20           6,301       4.50           6,655      5.25
  Home equity..........................         3,064       2.00           3,490       2.49           3,709      2.93
  Other secured........................         3,289       2.15           2,912       2.08           3,385      2.67
  Student..............................         2,707       1.77           2,795       2.00           2,658      2.10
  Other unsecured......................         2,355       1.54           2,366       1.69           1,316      1.04
  Mobile home..........................           367        .24             535        .38             687       .54
                                             --------     ------        --------     ------        --------     -----
     Total consumer loans..............        19,729      12.90          18,399      13.14          18,410     14.53
                                             --------     ------        --------     ------        --------     -----
Total Loans............................       152,990     100.00%        139,995     100.00%        126,702    100.00%
                                             --------     ======        --------     ======        --------    ======
Less:
 Net deferred fees.....................            76                        260                        476
 Allowance for loan losses.............         2,093                      1,950                      1,889
                                             --------                   --------                   --------
 Total loans receivable, net...........      $150,821                   $137,785                   $124,337
                                             ========                   ========                   ========

                                                              September 30,
                                           ------------------------------------------------
                                                    1996                      1995
                                            --------------------       -------------------
                                            Amount       Percent       Amount      Percent
                                            ------       -------       ------      -------
                                                         (Dollars in thousands)
Real Estate Loans:
 One to four family....................       $100,383       80.34%     $ 95,588    79.04%
 Multi-family and commercial...........          5,115        4.09         5,132     4.24
 Construction..........................            423         .34           230      .19
                                              --------      ------      --------   ------
     Total real estate loans...........        105,921       84.77       100,950    83.47
                                              --------      ------      --------   ------

Commercial Loans.......................            ---         ---           ---      ---
                                              --------      ------      --------   ------
Consumer Loans:
  Automobile...........................          7,029        5.63         6,652     5.50
  Home equity..........................          4,368        3.50         5,393     4.46
  Other secured........................          2,965        2.37         2,970     2.46
  Student..............................          2,450        1.96         2,373     1.96
  Other unsecured......................          1,430        1.15         1,415     1.17
  Mobile home..........................            782         .62         1,185      .98
                                              --------      ------      --------   ------
     Total consumer loans..............         19,024       15.23        19,988    16.53
                                              --------      ------      --------   ------
Total Loans............................        124,945      100.00%      120,938   100.00%
                                              --------      ======       -------   ======
Less:
 Net deferred fees.....................            579                       624
 Allowance for loan losses.............          1,833                     1,950
                                              --------                  --------
 Total loans receivable, net...........       $122,533                  $118,364
                                              ========                  ========

The following table presents the composition of the Company's loan portfolios by fixed- and adjustable-rate at the dates indicated.

                                                                                                    September 30,
                                                 -------------------------------------------------------------------------
                                                                                                    (Dollars in thousands)
                                                         1999                      1998                      1997
                                                 --------------------       -------------------       -------------------
                                                 Amount       Percent       Amount      Percent       Amount      Percent
                                                 ------       -------       ------      -------       ------      -------
Fixed-Rate Loans:
 Real estate:
  One to four family.........................      $97,428     63.68%         $83,643     59.75%        $67,782     53.50%
  Multi-family and commercial................        3,987      2.61            3,395      2.43           1,850      1.46
  Construction...............................        3,060      2.00            1,079       .77           1,306      1.03
                                                   -------    ------          -------    ------         -------    ------
     Total real estate loans.................      104,475     68.29           88,117     62.95          70,938     55.99
                                                   -------    ------          -------    ------         -------    ------
 Consumer....................................       13,958      9.12           12,114      8.65          14,638     11.55
                                                   -------    ------          -------    ------         -------    ------
     Total fixed-rate loans..................      118,433     77.41          100,231     71.60          85,576     67.54

Adjustable-Rate Loans:
 Real estate:
  One to four family.........................       23,723     15.51           29,780     21.27          34,450     27.19
  Multi-family and commercial................        3,953      2.58            2,994      2.14           2,904      2.29
  Construction...............................          116       .08              103       .07             ---       ---
                                                   -------    ------          -------    ------         -------    ------
     Total real estate loans.................       27,792     18.17           32,877     23.48          37,354     29.48
                                                   -------    ------          -------    ------         -------    ------
 Consumer....................................        5,771      3.77            6,285      4.49           3,709      2.93
                                                   -------    ------          -------    ------         -------    ------
 Commercial..................................          994       .65              602       .43              63       .05
                                                   -------    ------          -------    ------         -------    ------
     Total adjustable-rate loans.............       34,557     22.59           39,764     28.40          41,126     32.46
                                                   -------    ------          -------    ------         -------    ------
     Total loans.............................      152,990    100.00%         139,995    100.00%        126,702    100.00%
                                                   -------    ======          -------    ======         -------    ======

Less:

 Net deferred fees...........................           76                        260                       476
 Allowance for loan losses...................        2,093                      1,950                     1,889
                                                   -------                    -------                   -------
    Total loans receivable, net..............      150,821                    137,785                   124,337
                                                   =======                    =======                   =======

                                                                   September 30,
                                                 ------------------------------------------------
                                                              (Dollars in thousands)
                                                          1996                      1995
                                                  --------------------       -------------------
                                                  Amount       Percent       Amount      Percent
                                                  ------       -------       ------      -------
Fixed-Rate Loans:
 Real estate:
  One to four family.........................       $63,491     50.81%         $53,993     44.65%
  Multi-family and commercial................         2,142      1.71            1,743      1.44
  Construction...............................           423      0.34              230       .19
                                                    -------    ------          -------    ------
     Total real estate loans.................        66,056     52.86           55,966     46.28
                                                    -------    ------          -------    ------
 Consumer....................................        14,656     11.73           14,595     12.06
                                                    -------    ------          -------    ------
     Total fixed-rate loans..................        80,712     64.59           70,561     58.34

Adjustable-Rate Loans:
 Real estate:
  One to four family.........................        36,892     29.53           41,595     34.40
  Multi-family and commercial................         2,973      2.38            3,389      2.80
  Construction...............................           ---       ---              ---      ---
                                                    -------    ------          -------    ------
     Total real estate loans.................        39,865     31.91           44,984     37.20
                                                    -------    ------          -------    ------
 Consumer....................................         4,368      3.50            5,393      4.46
                                                    -------    ------          -------    ------
 Commercial..................................           ---       ---              ---       ---
                                                    -------    ------          -------    ------
     Total adjustable-rate loans.............        44,233     35.41           50,377     41.66
                                                    -------    ------          -------    ------
     Total loans.............................       124,945    100.00%         120,938    100.00%
                                                    -------    ======          -------    ======

Less:

 Net deferred fees...........................           579                        624
 Allowance for loan losses...................         1,833                      1,950
                                                   --------                   --------
    Total loans receivable, net..............      $122,533                   $118,364
                                                   ========                   ========

The following table sets forth the contractual maturities of the Company's loan portfolio at September 30, 1999. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the final loan payment is due without regard to rate adjustments. The table does not reflect the effects of loan amortization, possible prepayments or enforcement of due-on-sale clauses.

                                                                      Due During Years Ending September 30,
                                                                      -------------------------------------
                                  2000(1)              2001                2002            2003-2004           2005-2009
                              ----------------   -----------------   ----------------   ----------------   -----------------
                                      Weighted            Weighted           Weighted           Weighted            Weighted
                                       Average             Average            Average            Average             Average
                              Amount    Rate     Amount     Rate     Amount    Rate     Amount    Rate     Amount     Rate
                              ------    ----     ------     ----     ------    ----     ------    ----     ------     ----
                                                                             (Dollars in thousands)
        Real Estate
------------------------
One to Four Family             $7,003     7.35%   $ 7,481     7.34%  $ 7,855      7.38% $16,294     7.35%   $38,950      7.26%
Multi-family and                  336     8.73        387     8.69       572      8.88    2,712     8.57      1,450      8.50
Commercial..............
Construction............        3,078     7.82        ---       ---      ---       ---      ---       ---       ---       ---

         Commercial
------------------------
Lines of credit.........          994     9.64        ---       ---      ---       ---      ---       ---       ---       ---

          Consumer
------------------------
Consumer ...............        5,094     9.11      3,826     8.87     2,702      8.96    2,717     9.09      1,156      9.23
                              -------             -------            -------            -------             -------

     Total Loans........      $16,505     8.15%   $11,694     7.89%  $11,129      7.84% $21,723     7.72%   $41,556      7.36%
                              =======             =======            =======            =======             =======

                                        Due During Years Ending September 30,
                                        -------------------------------------
                                 2010-2014      2015 and following       Total
                              ----------------   -----------------   -----------------
                                      Weighted            Weighted            Weighted
                                       Average             Average             Average
                              Amount    Rate     Amount     Rate     Amount     Rate
                              ------    ----     ------     ----     ------     ----
                                               (Dollars in thousands)
        Real Estate
------------------------
One to Four Family            $27,353      7.24%  $16,215      7.36% $121,151    7.30%
Multi-family and                1,340      8.75     1,143      8.59     7,940    8.63
Commercial..............
Construction............          ---       ---        98      7.30     3,176    7.81

         Commercial
------------------------
Lines of credit.........          ---       ---       ---       ---       994    9.64

          Consumer
------------------------
Consumer ...............        1,723      7.72     2,511      8.60    19,729    8.86
                              -------             -------            --------

     Total Loans........      $30,416      7.34%  $19,967      7.59% $152,990    7.60%
                              =======             =======            ========

(1) Includes demand loans, loans having no stated maturity and line of credit loans.

One to Four Family Residential Real Estate Lending

The Company's residential mortgage loan portfolio consists principally of loans to purchase or refinance one to four family, owner-occupied residences and, to a lesser extent, secondary residences. At September 30, 1999, $121.2 million, or 79.2%, of the Company's gross loans consisted of one to four family residential mortgage loans. Approximately 80.4% of the Company's one to four family residential mortgage loans provide for fixed rates of interest. The Company's one to four family mortgage loans typically provide for repayment of principal over a period not to exceed 30 years. The Company's one to four family residential mortgage loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on the quality of service.

The Company underwrites its one to four family residential mortgage loans using Federal National Mortgage Association ("FNMA") secondary market standards. The Company holds in its portfolio all of the one to four family residential mortgage loans it originates. While the Company currently does not sell loans, and presently has no intention to do so, management may consider selling loans in the future depending on market conditions and the asset/liability management of the Company. In underwriting one- to four-family residential mortgage loans, the Company evaluates both the borrower's credit history and ability to make monthly payments, and the value of the property securing the loan. Properties securing ARM and all fixed-rate loans are appraised by independent appraisers. The Company requires borrowers to obtain title insurance and hazard insurance (including flood insurance, where appropriate) naming the Company as lienholder in an amount not less than the amount of the loan, or the maximum insurable value of the property.

The Company currently offers residential ARM loans with interest rates that adjust either annually, or every three years with adjustments based on the change in the comparable Treasury index. In addition, ARM loans originated prior to 1990 were adjusted based upon a Federal Home Loan Bank Board index, which has been converted to a Federal Housing Finance Board index. One-year ARM loans provide for a 2.0% periodic cap and three year ARM loans provide for a 2.0% periodic cap and both have lifetime caps of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. Borrowers of residential ARM loans are generally qualified at the maximum increase in rate which could occur at the first adjustment period, which may be lower than the fully indexed rate. The Company's residential ARM loans are not convertible into fixed-rate loans. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. As of September 30, 1999, however, the Company had not experienced default rates on these loans materially higher than on similar fixed rate loans.

The Company's one to four family mortgage loans do not contain prepayment penalties and do not permit negative amortization of principal. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the mortgaged property. The Company may waive the due on sale clause on loans held in its portfolio to permit assumptions of loans by qualified borrowers.

The Company does not currently originate residential mortgage loans if the ratio of the loan amount to the lower of appraised value, or the purchase price of the property securing the loan (i.e., the "loan-to-value" ratio) exceeds 95%. If the loan-to-value ratio exceeds 90%, the Company requires that borrowers obtain private mortgage insurance in amounts intended to reduce the Company's exposure to 80% or less of the lower of the appraised value or the purchase price of the real estate security.

The Company also offers construction loans to individuals for the construction of their residences. The Company has occasionally made loans to builders for the construction of homes including a limited amount of housing construction loans to builders where the home has not been pre-sold. Generally, no construction loan is approved unless there is evidence of a commitment for permanent financing upon completion of the residence, whether through the Company or another financial institution. Construction loans generally require construction stage inspections before funds may be released to the borrower. At September 30, 1999, the Company's construction loan portfolio totaled $3.2 million, or approximately 2.1% of its gross loan portfolio. Although no construction loans were classified as non-performing as of September 30, 1999, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if construction is not completed and the borrower defaults, the Company may have to hire another contractor to complete the project at a higher cost, or completion could be delayed.

Multi-Family and Commercial Real Estate Lending

The Company has engaged in multi-family and commercial real estate lending secured primarily by small offices, retail establishments and apartment buildings located in the Company's primary market area. At September 30, 1999, the Company had multi-family and commercial real estate loans totaling $8.0 million, which represented 5.2% of the Company's gross loan portfolio.

Multi-family and commercial real estate loans originated by the Company generally have a variety of rate adjustment features and other terms. The Company's multi-family and commercial real estate loans typically are for amounts less than $250,000, and generally do not exceed 70% of the appraised value of the property securing the loan. The term of such loans does not generally exceed 20 years. The Company analyzes the financial condition of the borrower, the borrower's credit history, the sufficiency and reliability of the net income generated by the property securing the loan and the value of the property itself. The Company generally requires personal guarantees of the borrowers in addition to the secured property as collateral for such loans. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent appraisers.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one to four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill lease obligations), the borrower's ability to repay the loan may be impaired and the value of the property may be reduced.

Consumer Lending

The Company currently originates substantially all of its consumer loans in its primary market area. Management believes that offering consumer loan products helps expand the Company's customer base and creates stronger ties to its existing customer base. In addition, because consumer loans generally have shorter terms to maturity or adjustable rates and may carry higher rates of interest than do residential mortgage loans, they can be useful asset/liability and interest rate spread management tools. The Company originates consumer loans principally on a direct basis, in which the Company extends credit directly to the borrower. At September 30, 1999, the Company's consumer loan portfolio totaled $19.7 million, or 12.9% of the gross loan portfolio. Of consumer loans at September 30, 1999, 70.7% were fixed-rate loans and 29.3% were adjustable-rate loans.

The Company offers consumer loans for a variety of purposes. Consumer loan terms vary according to the type and value of collateral, contractual maturity and creditworthiness of the borrower. Terms to maturity range up to 25 years for home equity lines of credit and 15 years for all other types of consumer loans. Unsecured consumer lines of credit are extended to borrowers through their checking account maintained at the Company. These credit lines currently bear interest at 18.0% and are generally limited to $10,000.

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

At September 30, 1999, automobile loans, the largest component of the Company's consumer loan portfolio, totaled $7.9 million, or 40.3% of the Company's total consumer loan portfolio and 5.2% of the Company's gross loan portfolio. The Company originates loans to purchase both new and used automobiles at fixed rates of interest and terms of up to six years. Generally, the Company's maximum loan-to-value ratio on new and used automobile loans is 100% of the borrower's cost, which includes such items as dealer options and sales tax. In June 1998, the Company began originating consumer loans, principally auto loans, on an indirect basis through a very limited number of dealers. The terms are substantially the same as its direct loans, with the Company generally underwriting the loans consistent with its existing credit standards. At September 30, 1999, the Company had $2.6 million of indirect loans, representing 32.3% of the $7.9 million automobile loans and less than 1.7% of the Company's gross loan portfolio.

Advances on home equity lines of credit represent the second largest component of the Company's consumer loan portfolio. The Company's home equity lines of credit are secured by a lien on the borrower's residence and are generally originated in amounts which, together with all prior liens on such residence, do not exceed 90.0% of the appraised value of the property securing the loan. The interest rates for home equity lines of credit float at a stated margin over and/or under the prime rate. Home equity lines of credit generally require interest only payments on the outstanding balance for the first ten years of the loan, after which the outstanding balance may be converted into a fully amortizing, adjustable-rate loan with a term not in excess of 15 years. As of September 30, 1999, the Company had $3.1 million in outstanding advances on home equity lines of credit, with an additional $1.9 million of unused home equity lines of credit.

Consumer loans may entail greater credit risk than do residential first mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of high initial loan-to-value ratios, repossession, rehabilitation, carrying costs, and the greater likelihood of damage, loss or depreciation of the underlying collateral. Home equity line of credit loans are generally secured by subordinate mortgages which present greater risks than first mortgage liens. At September 30, 1999, $148,000, or .75% of the Company's consumer loan portfolio was non-performing, approximately 46% of which were government guaranteed student loans. There can be no assurances that additional delinquencies will not occur in the future.

Commercial Business Lending

Federal regulations authorize federally-chartered savings banks, such as the Company, to make non-real estate secured or unsecured loans for commercial, corporate, business and agricultural purposes, up to a maximum of 10% of total assets. The Company engages in such commercial business lending principally through secured and unsecured lines of credit as well as through the New York Business Development Corporation (the "NYBDC"), a privately owned corporation which provides loans, management assistance, counseling and a variety of other financial programs to small and medium sized businesses located in New York. Loans made through the NYBDC may be to businesses located within or outside the Company's primary market area. The Company is one of 119 participating commercial and savings banks. At September 30, 1999, the Company had approximately $994,000 in commercial business loans outstanding, representing less than 1.0% of its loan portfolio. In addition, certain commercial borrowers, including the NYBDC, had unused lines of credit totaling $894,000 as of September 30, 1999. At September 30, 1999, all of the Company's commercial business loans were performing in accordance with their terms.

Loan Originations

Loan originations are developed from continuing business with depositors and borrowers, referrals from real estate agents, advertising and walk-in customers. All of the Company's loans are originated by its salaried employees, except for certain auto loans, which are generated on an indirect basis.

The Company's ability to originate loans is dependent upon demand for loans in its market. Demand is affected by the local economy and the interest rate environment. The Company retains all new fixed-rate and adjustable-rate real estate loans in its portfolio. The Company does not sell loans and has not purchased any loans since fiscal 1993.

During the year ended September 30, 1999, the Company originated $38.7 million of loans, compared to $38.9 million and $21.2 million in fiscal 1998 and 1997, respectively. Management attributes the increase in originations during fiscal 1999 and 1998 to the low interest rate environment, in which interest rates on fixed rate loans were at the lowest levels since 1993.

In periods of economic uncertainty, the Company's ability to originate sufficient real estate loans with acceptable underwriting characteristics may be substantially reduced or restricted. This could decrease net interest income, as assets may have to be invested in lower-yielding securities or similar investments. While the Company has no present intention to sell loans, management may consider selling loans in the future depending on market conditions and the asset/liability management requirements of the Company.

The following table shows the loan originations, purchases, sales, and repayment activities of the Company for the periods indicated. The Company did not purchase or sell any loans during the periods presented.

                                                                Years Ended September 30,
                                                          -----------------------------------
                                                            1999          1998         1997
                                                          --------      --------     --------
                                                                  (In thousands)
Originations by type:
  One to four family and construction..............       $ 24,133      $ 24,051     $ 12,588
  Multi-family and commercial.......................         3,684         5,184          110
  Consumer..........................................        10,839         9,683        8,584
                                                          --------      --------     --------
         Total loans originated.....................        38,656        38,918       21,282
                                                          --------      --------     --------
Purchases:
  Total.............................................           ---           ---          ---
Sales:
  Total.............................................           ---           ---          ---
Repayments:
  Principal repayments..............................      (25,629)      (25,373)     (18,705)
  Increase (decrease) in other items, net...........          (32)         (252)        (820)
                                                          --------      --------     --------
         Net increase (decrease)....................      $ 12,995      $ 13,293      $ 1,757
                                                          ========      ========      =======

Asset Quality

Generally, when a borrower fails to make a required payment on a loan secured by residential real estate, the Company initiates collection procedures by mailing a delinquency notice after the account is 15 days delinquent. At 30 days delinquent, the Company attempts to contact the customer by telephone to investigate the delinquency and a personal letter is sent to the customer requesting him or her to make arrangements to bring the loan current. If the delinquency is not cured by the 45th day, the Company again attempts to contact the customer by telephone and another personal letter is sent. After 60 days delinquent, the Company may commence foreclosure proceedings.

With respect to consumer loans, when a borrower fails to make a required payment, the Company initiates collection procedures by mailing a delinquency notice after the account is 10-15 days delinquent, and again at 20 days delinquent. At 25 days delinquent, the Company attempts to contact the customer by telephone to investigate the delinquency. At 30 days delinquent, a personal letter is sent to the customer requesting him or her to make arrangements to bring the loan current. At 45 days delinquent, the Company again attempts to contact the customer by telephone to secure payment. If the delinquency is not cured by the 60th day, the Company refers the loan to its attorney, who sends another personal letter notifying the customer that no further payments will be accepted by the Company absent a meeting between the customer and a Company loan officer. If no satisfactory arrangements have been made by the last business day of the fourth month, repossession of collateral, if possible, is undertaken and, if necessary, legal proceedings are generally commenced to collect the loan.

The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of that type at September 30, 1999.

                                                   Loans Delinquent For:
                              -----------------------------------------------------------------
                                       60-89 Days                     90 Days and Over                Total Delinquent Loans
                              --------------------------------------------------------------------------------------------------
                                                    Percent                           Percent                            Percent
                                                    of Loan                           of Loan                            of Loan
                              Number     Amount     Category    Number     Amount     Category    Number      Amount    Category
                              ------     ------     --------    ------     ------     --------    ------      ------    --------
                                                                    (Dollars in thousands)
One to four family real
 estate...................        5       $ 300       .25%          7       $ 396      .33%           12       $696      .57%
Multi-family and                 --          --        --          --          --       --            --         --       --
 Commercial real estate...       --          --        --          --          --       --            --         --       --
Commercial................       --          --        --          --          --       --            --         --       --
Consumer..................       13          47       .24          15         148      .75            28        195      .99
                               ----       -----                  ----       -----                   ----       ----
     Total................       18       $ 347       .23%         22       $ 544      .36%           40       $891      .58%
                               ====       =====                  ====       =====                   ====       ====

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

                                                                      September 30,
                                               ----------------------------------------------------------
                                                1999         1998         1997         1996          1995
                                               ------       ------       ------       ------       ------
                                                                (Dollars in thousands)
Non-performing loans:
  One to four family real estate ........      $  396       $  520       $  780       $1,008       $  784
  Multi-family and commercial real estate        --           --           --             78         --
  Consumer ..............................         148           71          137          283          251
                                               ------       ------       ------       ------       ------
     Total ..............................      $  544       $  591       $  917       $1,369       $1,035
                                               ------       ------       ------       ------       ------
Troubled debt restructured loans:
     Total ..............................        --           --           --           --           --
                                               ------       ------       ------       ------       ------
Foreclosed assets, net:
  One to four family real estate ........        --             53          225          334          326
  Multi-family and commercial real estate        --           --             23           23          158
                                               ------       ------       ------       ------       ------
     Total ..............................        --             53          248          357          484
                                               ------       ------       ------       ------       ------
Total non-performing assets .............      $  544       $  644       $1,165       $1,726       $1,519
                                               ======       ======       ======       ======       ======
Total as a percentage of total assets ...         .16%         .20%         .40%         .61%         .66%
                                               ======       ======       ======       ======       ======

For the years ended September 30, 1999, 1998 and 1997, the additional gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $31,091, $28,053 and $49,948, respectively.

Non-Accruing Loans. As of September 30, 1999, the Company had $396,000 in non-accruing loans, which consisted of 7 one- to four-family residential mortgage loans and represented .26% of the Company's gross loan portfolio.

Foreclosed Assets. As of September 30, 1999, the Company had no foreclosed assets.

Other Loans of Concern. As of September 30, 1999, there were $299,337 of other loans (consisting of four one to four family real estate loans totaling $272,087 and five consumer loans totaling $27,250) not included in nonperforming loans above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as `substandard,' `doubtful' or `loss.' An asset is considered `substandard' if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. `Substandard' assets include those characterized by the `distinct possibility' that the insured institution will sustain `some loss' if the deficiencies are not corrected. Assets classified as `doubtful' have all of the weaknesses inherent in those classified `substandard,' with the added characteristic that the weaknesses present make `collection or liquidation in full,' on the basis of currently existing facts, conditions, and values, `highly questionable and improbable.' Assets classified as `loss' are those considered `uncollectible' and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may increase general allowances for loan losses in an amount deemed prudent by management to address the increased risk of loss on such assets. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review and adjustment by the OTS and the FDIC, which may order increases in general or specific loss allowances.

In accordance with its classification of assets policy, the Company regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at September 30, 1999, the Company had classified $571,000 as substandard and none as doubtful or loss.

Allowance  for Loan  Losses.  At  September  30,  1999,  the Company had a total
allowance  for  loan  losses  of  $2,093,000,   representing   384.7%  of  total
non-performing loans. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

Real estate properties acquired through foreclosure are recorded at fair value, less estimated selling costs. If fair value, less selling costs, at the date of foreclosure is lower than the book balance of the related loan, the difference will be charged to the allowance for loan losses at the time of transfer. Valuations of the property are periodically updated by management and if the value declines, a specific provision for losses on such property is charged to operations.

The determination of the adequacy of the allowance is necessarily speculative, and is based upon future loan performance outside the control of the Company. Adverse local, regional or national economic conditions, changes in interest rates, population, products and other factors can all adversely affect future loan delinquency rates. Unforeseen conditions could require adjustments to the allowance through additional loan loss provisions. Net income could be significantly affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to increase the allowance based upon their judgment of the information available to them at the time of their examination.

The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                      Year Ended September 30,
                                               -------------------------------------------------------------------
                                                 1999           1998           1997          1996           1995
                                               -------        -------        -------        -------        -------
                                                                       (Dollars in thousands)
Balance at beginning of year ............      $ 1,950        $ 1,889        $ 1,833        $ 1,950        $ 1,746
Charge-offs:
  One to four family real estate ........           (6)           (58)          (162)          (237)           (12)
  Multi-family and commercial real estate         --             --              (30)          --             --
  Consumer ..............................          (89)           (90)           (90)           (86)           (50)
                                               -------        -------        -------        -------        -------
         Total charge-offs ..............          (95)          (148)          (282)          (323)           (62)
                                               -------        -------        -------        -------        -------
Recoveries:
  One to four family real estate ........            2           --                4           --                1
  Consumer ..............................           46             20             34             11             10
                                               -------        -------        -------        -------        -------
         Total recoveries ...............           48             20             38             11             11
                                               -------        -------        -------        -------        -------
Net charge-offs .........................          (47)          (128)          (244)          (312)           (51)
Provisions charged to operations ........          190            189            300            195            255
                                               -------        -------        -------        -------        -------
Balance at end of year ..................      $ 2,093        $ 1,950        $ 1,889        $ 1,833        $ 1,950
                                               =======        =======        =======        =======        =======

Ratio of net charge-offs to average loans
outstanding during the year .............          .03%           .10%           .19%           .26%           .04%
                                               =======        =======        =======        =======        =======
Ratio of net charge-offs to average
non-performing loans ....................         7.83%         21.39%         17.73%         18.60%          4.46%
                                               =======        =======        =======        =======        =======

The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

                                                              September 30,
                       --------------------------------------------------------------------------------------------
                                   1999                            1998                           1997
                       -----------------------------  -----------------------------  ------------------------------
                                            Percent                         Percent                        Percent
                                            of Loans                       of Loans                        of Loans
                                    Loan    in Each                Loan     in Each               Loan     in Each
                       Amount of  Amounts   Category  Amount of   Amounts  Category  Amount of   Amounts   Category
                       Loan Loss     By     to Total  Loan Loss     By     to Total  Loan Loss     by      to Total
                       Allowance  Category   Loans    Allowance  Category    Loans   Allowance  Category    Loans
                       ---------  --------   -----    ---------  --------    -----   ---------  --------    -----
                                                          (Dollars in thousands)
One to four family       $1,110   $121,151     79.19%     $  947  $113,423    81.02%     $  573  $102,232    80.69%
 real estate.........
Multi-family and
  Commercial real
  Estate.............       201      7,940      5.19         196     6,389     4.56         470     4,691     3.70
Construction.........        16      3,176      2.07          24     1,182      .85         ---     1,306     1.03
Commercial...........        12        994       .65          12       602      .43         ---        63      .05
Consumer.............       335     19,729     12.90         293    18,399    13.14         288    18,410    14.53
Unallocated..........       419        ---       ---         478       ---      ---         558       ---      ---
                         ------   --------    ------      ------  --------   ------      ------  --------   ------
     Total...........    $2,093   $152,990    100.00%     $1,950  $139,995   100.00%     $1,889  $126,702   100.00%
                         ======   ========    ======      ======  ========   ======      ======  ========   ======

                                              September 30,
                       ------------------------------------------------------------
                                    1996                           1995
                       -----------------------------  -----------------------------
                                             Percent                        Percent
                                            of Loans                       of Loans
                                    Loan     in Each               Loan     in Each
                       Amount of   Amounts  Category  Amount of   Amounts  Category
                       Loan Loss     by     to Total  Loan Loss     by     to Total
                       Allowance  Category    Loans   Allowance  Category    Loans
                       ---------  --------    -----   ---------  --------    -----
                                        (Dollars in thousands)
One to four family         $  496  $100,383    80.34%     $  737  $ 95,588     79.04%
 real estate.........
Multi-family and
  Commercial real
  Estate.............         528     5,115     4.09         443     5,132      4.24
Construction.........         ---       423      .34         ---       230       .19
Commercial...........         ---       ---      ---         ---       ---       ---
Consumer.............         250    19,024    15.23         220    19,988     16.53
Unallocated..........         559       ---      ---         550       ---       ---
                           ------  --------   ------      ------  --------    ------
     Total...........      $1,833  $124,945   100.00%     $1,950  $120,938    100.00%
                           ======  ========   ======      ======  ========    ======

Investment Activities

General. The Company must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments as compared to the return on loans. Historically, the Company has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. For September 1999, the Company's average regulatory liquidity ratio (liquid assets as a percentage of net withdrawable deposits and current borrowings excluding those whose remaining maturity exceeds one year) was 37.8%.

Securities. Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, obligations of states and political subdivisions, certain certificates of deposits of insured Banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions also may invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. At September 30, 1999, the Company's securities portfolio, all of which is classified as available for sale, had an amortized cost of $98.8 million, or 29.2% of total assets.

Generally, the investment policy of the Company is to invest funds not needed to fund loans, among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company's asset/liability management policies. Prior to the Company's initial public offering and the Company's conversion to a stock institution, the Company's investment strategy had been directed toward high-quality assets (primarily U.S. Government securities and federal agency obligations and high grade corporate debt securities) with short and intermediate terms (five years or less) to maturity. After the conversion, the Company has extended the duration of its portfolio by purchasing longer term municipal and corporate debt securities with maturities up to twenty years to decrease its asset sensitivity, leverage its capital and increase interest income. Corporate debt securities generally are considered of higher risk than U.S. Government securities and federal agency obligations. At September 30, 1999, the weighted average term to maturity of the security portfolio, excluding other marketable equity securities, was 15.51 years. See Note 5 of the Notes to Consolidated Financial Statements for information regarding the maturities of the Company's securities available for sale portfolio.

Mortgage-Backed Securities. In order to supplement loan production and achieve its asset/liability management goals, the Company invests in mortgage-backed securities. All of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency. At September 30, 1999, the Company had $71.5 million in mortgage-backed securities, or 21.1% of total assets, all of which, are classified as available for sale. See Note 5 of the Notes to Consolidated Financial Statements for information regarding the maturities of the Company's mortgage-backed securities portfolio.

The  following  table  sets  forth  at  amortized  cost the  composition  of the
Company's   investment   securities,   mortgage-backed   securities   and  other
interest-earning assets at the dates indicated.

                                                                    September 30,
                                        -------------------------------------------------------------------
                                                1999                    1998                    1997
                                        -------------------------------------------------------------------
                                        Amortized     % of      Amortized     % of     Amortized       % of
                                          Cost        Total        Cost       Total       Cost        Total
                                            ----        -----        ----       -----       ----        -----
                                                                 (Dollars in thousands)
Investment securities:
  U.S. government and federal
     agency obligations..............       $7,987       8.09%     $21,954     29.33%      $61,833      87.39%
  Corporate bonds....................       34,895      35.33       16,230     21.69         6,042       8.54
  State and municipal obligations....       53,354      54.02       34,414     45.98           194        .28
  Other..............................        2,532       2.56        2,242      3.00         2,682       3.79
                                           -------     ------      -------    ------       -------     ------
     Total investment securities.....      $98,768     100.00%     $74,840    100.00%      $70,751     100.00%
                                           =======     ======      =======    ======       =======     ======
Average remaining contractual
 life of securities..................          15.51 years            15.45 years               5.80 years

Federal Home Loan Bank of New York
stock, required by law...............      $ 2,634     100.00%     $ 1,954    100.00%      $ 1,762     100.00%
                                           =======     ======      =======    ======       =======     ======
Mortgage-backed securities:
  GNMA...............................      $37,632      52.62%     $41,828     47.12%      $41,450      49.41%
  FNMA...............................       23,441      32.77       31,151     35.09        29,920      35.67
  FHLMC..............................        9,561      13.37       15,691     17.68        12,416      14.80
  Other..............................          884       1.24           96       .11            97        .12
                                           -------     ------      -------    ------       -------     ------
     Total mortgage-backed
      securities.....................      $71,518     100.00%     $88,766    100.00%      $83,883     100.00%
                                           =======     ======      =======    ======       =======     ======

The composition and maturities of the investment securities portfolio by contractual maturity are indicated in the following table.

                                                                       September 30, 1999
                                       ---------------------------------------------------------------------------------
                                       Less Than        1 to 5        5 to 10         Over                 Total
                                         1 Year         Years          Years        10 Years      Investment  Securities
                                       Amortized      Amortized      Amortized     Amortized      Amortized        Fair
                                          Cost           Cost          Cost           Cost           Cost         Value
                                          ----           ----          ----           ----           ----         -----
                                                                     (Dollars in thousands)
U.S. government and federal
 agency obligations.................    $   ---         $  ---       $ 7,987        $   ---         $7,987      $ 7,991
Corporate bonds.....................        ---          6,292        14,677         13,926         34,895       33,762
State and municipal obligations.....        ---            178            23         53,153         53,354       50,213
Other...............................        ---            ---           ---          2,532          2,532        2,593
                                         ------        -------       -------        -------        -------      -------
  Total investment securities.......     $  ---        $ 6,470       $22,687        $69,611        $98,768      $94,559
                                         ======        =======       =======        =======        =======      =======
Weighted average tax equivalent
 yield..............................        ---          7.68%         7.45%          7.57%          7.56%

The Company's securities portfolio at September 30, 1999, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies.

The following table sets forth the final contractual maturities of the Company's mortgage-backed securities at amortized cost, at September 30, 1999.

                                                             Due in                                 September 30,
                                  ------------------------------------------------------------          1999
                                  3 Years       3 to 5       5 to 10      10 to 20     Over 20       Amortized
                                  or Less        Years        Years        Years        Years          Cost
                                  -------        -----        -----        -----        -----          ----
                                                               (In thousands)
GNMA...........................    $  7        $  ---        $ 136       $3,400      $34,089         $37,632
FNMA...........................     ---           726          ---        9,233       13,482          23,441
FHLMC..........................     ---           ---           17        5,956        3,588           9,561
Other..........................     ---           ---          ---          ---          884             884
                                   ----         -----        -----      -------      -------         -------
     Total.....................    $  7         $ 726        $ 153      $18,589      $52,043         $71,518
                                   ====         =====        =====      =======      =======         =======

Sources of Funds

General. The Company's primary sources of funds are deposits and borrowings, amortization and prepayment of loan principal, maturities and prepayments of securities, short-term investments, and funds provided from operations.

Deposits. The Company offers deposit accounts having a range of interest rates and terms. The Company offers passbook and statement savings accounts, money market savings accounts, both interest bearing and non-interest bearing transaction accounts, and certificate of deposit accounts currently ranging in terms from three months to ten years. The Company only solicits deposits from its primary market area and does not have brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. The Company generally does not utilize premiums or promotional gifts for new accounts, although one existing program for senior citizens does provide certain enumerated benefits, such as discounts on loans and safe deposit boxes, free travelers checks, money orders and a variety of other services.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. In recent years, the Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Company believes that its passbook, statement savings accounts, money market savings accounts and transaction accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposits and the rates paid on those deposits has been and will continue to be significantly affected by market conditions.

The following table sets forth the deposit flows at the Company during the periods indicated.

                                                            Year Ended September 30,
                                                     --------------------------------------
                                                       1999           1998           1997
                                                     --------       --------       --------
                                                              (Dollars in thousands)
Opening balance...............................       $209,977       $200,912       $196,753
Deposits......................................        379,260        310,108        254,977
Withdrawals...................................      (378,633)      (309,896)      (259,424)
Interest credited.............................          8,460          8,853          8,606
                                                     --------       --------       --------
Ending balance................................       $219,064       $209,977       $200,912
                                                     ========       ========       ========
Net increase..................................        $ 9,087        $ 9,065        $ 4,159
                                                     ========       ========       ========
Percent increase..............................          4.33%          4.51%          2.11%
                                                     ========       ========       ========

The following table sets forth the dollar amount of deposits in the various deposit programs offered by the Company for the periods indicated.

                                                            Year Ended September 30,
                                         ----------------------------------------------------------------
                                                1999                  1998                  1997
                                         ------------------     ------------------    ------------------
                                                    Percent               Percent               Percent
                                         Amount    of Total     Amount    of Total    Amount    of Total
                                         ------    --------     ------    --------    ------    --------
                                                             (Dollars in thousands)
Non-Certificate Deposits(1):
Statement savings accounts 3.05%......    $16,365       7.47%    $11,867      5.65%     $8,388      4.17%
Non-interest bearing demand accounts..      8,918       4.07       6,009      2.86       4,370      2.18
Passbook savings accounts 2.96%.......     65,529      29.91      66,208     31.53      71,060     35.37
NOW accounts 1.98%....................     14,833       6.77      12,396      5.91      10,438      5.20
Money market accounts 2.96%...........      6,435       2.94       5,949      2.83       7,115      3.54
                                         --------     ------    --------    ------    --------    ------

Total non-certificates................    112,080      51.16     102,429     48.78     101,371     50.46
                                         --------     ------    --------    ------    --------    ------
Certificates of Deposits:
 2.00 -  3.99%........................        ---        ---         ---       ---          20       .01
 4.00 -  5.99%........................    101,433      46.30     106,990     50.95      88,416     44.00
 6.00 -  7.99%........................      5,551       2.54         558       .27      11,105      5.53
                                         --------     ------    --------    ------    --------    ------

Total certificates....................    106,984      48.84     107,548     51.22      99,541     49.54
                                         --------     ------    --------    ------    --------    ------

Total deposits........................   $219,064     100.00%   $209,977    100.00%   $200,912    100.00%
                                         ========     ======    ========    ======    ========    ======

(1) Interest rates shown are the Bank's stated rates as of September 30, 1999.

The following table shows rate and maturity information for the Company's certificates of deposits as of September 30, 1999.

                                   4.00-        6.00-                     Percent
                                   5.99%        7.99%        Total       of Total
                                   -----        -----        -----       --------
                                               (Dollars in thousands)
Certificate accounts maturing
in quarter ending:
-------------------------------
December 31, 1999..............      $23,370        $ ---      $23,370      21.84%
March 31, 2000.................       25,509          ---       25,509      23.84
June 30, 2000..................       16,055          ---       16,055      15.01
September 30, 2000.............       12,133          ---       12,133      11.34
December 31, 2000..............        9,022          ---        9,022       8.43
March 31, 2001.................        5,129          ---        5,129       4.79
June 30, 2001..................        2,226          ---        2,226       2.08
September 30, 2001.............        3,040          ---        3,040       2.84
December 31, 2001..............        1,916          ---        1,916       1.79
March 31, 2002.................        1,578          ---        1,578       1.47
June 30, 2002..................        2,223          ---        2,223       2.08
September 30, 2002.............          376          449          825        .77
Thereafter.....................        3,940           18        3,958       3.72
                                    --------        -----     --------     ------

   Total.......................     $106,517        $ 467     $106,984     100.00%
                                    ========        =====     ========     ======

   Percent of total............       99.56%         .44%
                                    ========        =====

     The following table indicates the amount of the Company's certificates of deposits by time remaining until maturity as of September 30, 1999.

                                                                       Maturity
                                                    -----------------------------------------------
                                                                   Over         Over
                                                    3 Months      3 to 6      6 to 12        Over
                                                    or Less       Months       Months     12 months       Total
                                                    -------       ------       ------     ---------       -----
                                                                           (In thousands)
Certificates of deposits less than $100,000.....       $20,707      $22,970      $24,582      $26,192       $94,451
Certificates of deposits of $100,000 or more....         2,663        2,539        3,606        3,725        12,533
                                                       -------      -------      -------      -------      --------

Total certificates of deposits..................       $23,370      $25,509      $28,188      $29,917      $106,984
                                                       =======      =======      =======      =======      ========

Borrowings. Although deposits are the Company's primary source of funds, the Company may utilize borrowings as a funding source. As a member of the FHLB, the Company has access to overnight funds of approximately $15.6 million, along with an additional line of $15.6 million for one-month advances. At September 30, 1999, the Company had borrowings of $13.1 million under its overnight line and $8.0 million under its one-month advance line.

In January 1998, the Company began converting a portion of its short-term borrowings to long-term borrowings principally through convertible (callable) advances with the FHLB. The borrowings are secured by mortgage-backed securities, and have contractual maturities of ten years, however, they include options which give the lender the right to call the debt after a specified lock-out period. The Company had $25 million of such borrowings at September 30, 1999, which had remaining lockout periods ranging from one month to five years. For further detail, see Notes #15 and #16 to the Consolidated Financial Statements.

Subsidiary and Other Activities

As a federally chartered savings association, the Company is permitted by OTS regulations to invest up to 2% of its assets or $6.7 million at September 30, 1999, in the stock of, or loans to, service corporation subsidiaries. The Company may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. Federal associations also are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly. As of September 30, 1999, the Company had one subsidiary, Catskill Financial Services, Inc., which commenced operations in January 1998, principally selling Savings Bank Life Insurance.

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

The Company attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available at five of the Company's offices. At September 30, 1999, the Company held approximately 30% of total financial institution deposits and 57% of total thrift deposits in Greene County, New York, and approximately
 .09% of total financial institution deposits in Albany County, New York.

Employees

At September 30, 1999, the Company had a total of 79 employees, including six part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

ITEM 2.  PROPERTIES

The Company conducts its business at its main office and five other banking offices in its primary market area. The Company does not own or lease any other premises and operates principally from the Company's main office. The following table sets forth information relating to each of the Company's offices as of September 30, 1999. The Company also owns a parking lot located at 313-317 Main Street, Catskill, New York, which is used to service the main office. The net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 1999, was $3.3 million. See Note 9 of Notes to Consolidated Financial Statements. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company, subject to possible future expansion.

                                                                                  Total                 Net Book
                                                                Owned          Approximate         Value or Leasehold
                                             Date                or               Square             Improvement at
              Location                     Acquired            Leased            Footage           September 30, 1999
              --------                     --------            ------            -------           ------------------
                                                                                                     (In thousands)
Main Office:
341 Main Street
Catskill, New York                       Prior to 1950          Owned             11,750                $  687

Branch Offices:
Route 9-W
Ravena, New York                             1972               Owned              2,822                   326

Route 9-W
Corner Boulevard Avenue
Catskill, New York                           1978               Owned              2,900                   667

Route 296
Windham, New York                            1996               Owned              3,620                   690

Route 30(1)
Middleburgh, New York                        1999               Owned              2,025                   676

Supermarket Branch:
Bryant's Supermarket(2)
Route 32
Greenville, New York                         1998              Leased                592                   251
                                                                                                        ------
                                                                                                        $3,297
                                                                                                        ======

----------------
(1) Branch opened August 1999
(2) Branch opened April 1998 and lease term expires in April 2013

ITEM 3. LEGAL PROCEEDINGS

The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company, that the resolution of these proceedings should not have a material effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1999, there were no matters submitted to a vote of shareholders of Catskill Financial Corporation.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following information included in the Annual Report to Shareholders for the fiscal year ended September 30, 1999, (the "Annual Report"), is incorporated herein by reference: "SHAREHOLDER INFORMATION", which appears on page 59 of the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

The following information included in the Annual Report is incorporated herein by reference: "SELECTED CONSOLIDATED FINANCIAL INFORMATION" which appears on pages 3 and 4 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", which appears on pages 6 through 26 of the Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The following information included in the Annual Report is incorporated herein by reference: "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management", which appears on pages 9 through 13 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information included in the Annual Report is incorporated herein by reference: The consolidated statements of financial condition of Catskill Financial Corporation and Subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999, together with the related notes and the independent auditors' report thereon, all of which appears on pages 27 through 58 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information included in the Proxy Statement is incorporated herein by reference a copy of which is expected to be filed within 120 days of September 30, 1999 ("the Proxy Statement"): `ELECTION OF DIRECTORS', and `INFORMATION CONCERNING THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS', which appears on pages 2 through 5 of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information included on pages 8 through 14 of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information included in the Proxy Statement is incorporated herein by reference: "VOTING SECURITIES AND CERTAIN HOLDERS THEREOF" which appears on pages 6 through 8 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included on page 16 of the Proxy Statement is incorporated herein by reference: "TRANSACTIONS WITH DIRECTORS AND OFFICERS."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Listed below are all financial statements and exhibits filed as part of this report:

              (1) The consolidated statements of financial condition of Catskill Financial Corporation and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999, together with the related notes and the independent auditors' report thereon, appearing in the Annual Report on pages 27 through 58 are incorporated herein by reference.

              (2)     Schedules omitted as they are not applicable

              (3)     Exhibits

              The following exhibits are either filed as part of this report or are incorporated herein by reference:

Regulation S - K Exhibit
     Reference Number                                               Description
     ----------------                                               -----------
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

         10.9                             Employment Agreement dated August 1, 1998, by and between
                                          Catskill Savings Bank and David J. DeLuca (Incorporated by
                                          reference to Exhibit 10.9 to Form 10K for the year ended
                                          September 30, 1998.)

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

        10.11                             Employment Agreement dated February 1, 1999, by and between
                                          Catskill Savings Bank and Deborah S. Henderson.
                                          (Incorporated by reference to Exhibit 10.1 to Form 10Q for the six month period ended March 31, 1999.)

        10.12                             Catskill Savings Bank Director Death Benefit Plan
                                          (Incorporated by reference to Exhibit 10.1 to Form 10Q for the nine month period ended June 30, 1999.)

          11                              Computation of Net Income per Common Share

          13                              1999 Annual Report to security holders

          21                              Subsidiaries of the registrant

          23                              Consent of KPMG LLP

          27                              Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CATSKILL FINANCIAL CORPORATION
                                          ------------------------------
                                                  (Registrant)

                                          By:    /s/ Wilbur J. Cross
                                                 -------------------
                                          Wilbur J. Cross
                                          Director & Chairman of the Board,
                                          President & Chief Executive Officer

Date:  December 17, 1999

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

              Signature                                     Title                                 Date
              ---------                                     -----                                 ----
 /s/ Wilbur J. Cross                        Director & Chairman of the Board,
--------------------                        President and Chief
Wilbur J. Cross                             Executive Officer                              December 17, 1999


 /s/ David J. DeLuca                        Chief Financial Officer
--------------------                        (Principal Financial Officer
David J. DeLuca                             & Principal Accounting
                                            Officer)                                       December 17, 1999

 /s/ George P. Jones
--------------------
George P. Jones                             Director                                       December 17, 1999


 /s/ Richard A. Marshall
------------------------
Richard A. Marshall                         Director                                       December 17, 1999


/s/ Allan D. Oren
-----------------
Allan D. Oren                               Director                                       December 17, 1999


 /s/ Hugh J. Quigley
--------------------
Hugh J. Quigley                             Director                                       December 17, 1999


 /s/ Edward P. Stiefel
----------------------
Edward P. Stiefel, Esq.                     Director                                       December 17, 1999