Form 10-Q
period 1999-12-31
CATSKILL FINANCIAL CORP
filed 2000-02-14
CIK 1005512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Common Shares, $.01 par value                         3,735,269
         -----------------------------         ---------------------------------
                 (Title of class)              (outstanding at January 31, 2000)

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                December 31, 1999



INDEX
-----

PART I      FINANCIAL INFORMATION                                          Page
------      ---------------------

Item 1.     Consolidated Interim Financial Statements

            Consolidated Statements of Financial Condition as of
            December 31, 1999 (Unaudited) and September 30, 1999             1

            Consolidated  Statements  of  Income  for the three
            months ended December 31, 1999 and 1998 (Unaudited)              2

            Consolidated Statements of Changes in Shareholders'
            Equity for the three months ended December 31, 1999
            and 1998 (Unaudited)                                             3

            Consolidated Statements of Cash Flows for the three
            months ended December 31, 1999 and 1998 (Unaudited)              4

            Notes to Unaudited Consolidated Interim Financial Statements     5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        6

Item 3.     Quantitative and Qualitative Disclosures about Market Risk      15

PART II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings                                               17

Item 2.     Changes in Securities                                           17

Item 3.     Default on Senior Securities                                    17

Item 4.     Submission of Matters to a Vote of Security Holders             17

Item 5.     Other Information                                               17

Item 6.     Exhibits and Reports on Form 8-K                                17

            Signatures                                                      18

                                          CATSKILL FINANCIAL CORPORATION
                                  Consolidated Statements of Financial Condition
                                 (In thousands, except share and per share data)

                                                             December 31,  September 30,
                                                                 1999            1999
                                                               ---------      ---------
Assets:                                                       (Unaudited)
Cash and due from banks                                        $   5,139      $   3,025
Securities available for sale, at fair value                     159,209        165,833
Federal Home Loan Bank of NY stock, at cost                        3,298          2,634
Loans receivable, net                                            157,357        150,821
Corporate-owned life insurance                                    10,514         10,381
Accrued interest receivable                                        2,709          2,576
Premises and equipment, net                                        3,793          3,297
Other real estate owned                                              107           --
Other assets                                                       4,411          3,014
                                                               ---------      ---------
Total assets                                                   $ 346,537      $ 341,581
                                                               =========      =========

Liabilities and Shareholders' Equity:
Liabilities
Deposits:
Non-interest bearing                                           $   8,583      $   8,918
Interest bearing                                                 210,454        210,146
                                                               ---------      ---------
Total deposits                                                   219,037        219,064
Short-term borrowings                                             45,350         31,100
Long-term borrowings                                              20,000         25,000
Mortgagors' escrow deposits                                        2,334          2,449
Other liabilities                                                  3,704          4,756
                                                               ---------      ---------
Total liabilities                                              $ 290,425      $ 282,369
                                                               ---------      ---------

Shareholders' equity
Preferred stock, $.01 par value;
  authorized   5,000,000 shares                                       --             --
Common stock, $.01 par value;
  authorized 15,000,000 shares;
  5,686,750 shares issued
  at December 31, 1999 and September 30, 1999                         57             57
Additional paid-in capital                                        55,092         55,114
Retained earnings, substantially restricted                       40,716         39,997
Unallocated common stock acquired by ESOP                         (3,753)        (3,753)
Unearned management recognition plan                                (894)        (1,011)
Treasury stock, at cost (1,901,481 shares at
  December 31, 1999 and 1,778,342
shares at September 30, 1999)                                    (30,294)       (28,521)
Accumulated other comprehensive income (loss)                     (4,812)        (2,671)
                                                               ---------      ---------
Total shareholders' equity                                        56,112         59,212
                                                               ---------      ---------
Total liabilities and shareholders' equity                     $ 346,537      $ 341,581
                                                               =========      =========

 See accompanying notes to unaudited consolidated interim financial statements.

                                      -1-

                         CATSKILL FINANCIAL CORPORATION
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)


                                                        THREE MONTHS ENDED
                                                             December 31,
                                                       1999              1998
                                                   -----------       -----------
                                                   (Unaudited)
Interest and dividend income:
Loans                                              $     3,006       $     2,764
Securities available for sale:
Taxable                                                  1,999             2,030
Non-taxable                                                718               491
Investment securities held to maturity                    --                  33
Federal funds sold and other                                 1                 1
Federal Home Loan Bank of NY stock                          51                34
                                                   -----------       -----------
Total interest and dividend income                       5,775             5,353
Interest expense:
Deposits                                                 2,084             2,226
Short-term borrowings                                      556                71
Long-term borrowings                                       295               329
                                                   -----------       -----------
Total interest expense                                   2,935             2,626
                                                   -----------       -----------
Net interest income                                      2,840             2,727
Provision for loan losses                                   50                45
                                                   -----------       -----------
Net interest income after provision for
  loan losses                                            2,790             2,682
                                                   -----------       -----------
Non-interest income:
Corporate-owned life insurance                             133              --
Service fees on deposit accounts                           106                90
Net securities gains (losses)                              (93)               22
Other income                                                53                45
                                                   -----------       -----------
Total non-interest income                                  199               157
                                                   -----------       -----------


Non-interest expense:
Salaries and employee benefits                             927               871
Advertising and business promotion                          55                22
Net occupancy on premises                                  111                95
Federal deposit insurance premium                            7                 6
Postage and supplies                                        86                67
Data processing fees                                       132               122
Equipment                                                   58                40
Professional fees                                           58                59
Other real estate expenses, net                              1                14
Other                                                      158               169
                                                   -----------       -----------
Total non-interest expense                               1,593             1,465
                                                   -----------       -----------
Income before taxes                                      1,396             1,374
Income tax expense                                         294               393
                                                   -----------       -----------
Net income                                         $     1,102       $       981
                                                   ===========       ===========
Basic earnings per common share                    $       .32       $       .26
Diluted earnings per common share                  $       .32       $       .25



Weighted Average Common Shares-Basic                 3,408,380         3,839,278

Weighted Average Common Shares-Diluted               3,468,656         3,879,890

 See accompanying notes to unaudited consolidated interim financial statements.

                                                   CATSKILL FINANCIAL CORPORATION
                                     Consolidated Statements of Changes in Shareholders' Equity
                                     (In thousands, except share and per share data) (Unaudited)

                                                                                          Retained       Common       Unearned
                                                                            Additional   earnings,       stock      management
                                                                  Common     paid-in   substantially  acquired by   recognition
                                                                   stock      capital   restricted       ESOP           plan
                                                                   -----      -------   ----------       ----           ----
     Balance at September 30, 1999                                $ 57        $55,114      $39,997       $(3,753)     $(1,011)

     Comprehensive loss:
            Net income                                                                       1,102
            Other comprehensive income (loss), net of tax:
               Unrealized net losses arising during the
                 period on AFS securities (Pre-tax $3,662)
               Reclassification adjustment for losses
                 realized in net income (pre-tax $93) 56
             Other comprehensive losses
     Comprehensive loss

     Dividends paid on common stock ($.11 per share)                                         (383)

     Purchase of common stock (150,000 shares)

     Exercise of stock options
     (26,861 shares issued, net)
                                                                                 (22)
     Amortization of unearned MRP compensation                                                                             117
                                                                  ----        -------      -------       -------        -----
     Balance at December 31, 1999                                 $ 57        $55,092      $40,716       $(3,753)       $(894)
                                                                  ====        =======      =======       ========       ======


     Balance at September 30, 1998                                $ 57        $54,974      $37,374       $(3,981)     $(1,433)

     Comprehensive income :
            Net income                                                                         981
            Other comprehensive income (loss), net of tax:
              Unrealized net losses arising during the period
            on AFS securities (Pre-tax $811)
              Reclassification adjustment for gains realized in
            net income (pre-tax $22)
            Other comprehensive losses
     Comprehensive income

     Dividends paid on common stock ($.0925 per share)                                       (366)

     Amortization of unearned MRP compensation                                                                            116
                                                                  ----        -------      -------       -------      -------

     Balance at December 31, 1998                                 $ 57        $54,974      $37,989       $(3,981)     $(1,317)
                                                                  ====        =======      =======       =======      =======

                                                                                Accumulated
                                                                 Treasury          other
                                                                  stock,      comprehensive         Comprehensive
                                                                 at cost       income (loss)        income (loss)          Total
                                                                 -------       -------------        -------------          -----
     Balance at September 30, 1999                                 $(28,521)        $(2,671)                              $59,212

     Comprehensive loss:
            Net income                                                                                     $ 1,102          1,102
            Other comprehensive income (loss), net of tax:
               Unrealized net losses arising during the
                 period on AFS securities (Pre-tax $3,662)                                                 (2,197)
               Reclassification adjustment for losses
                 realized in net income (pre-tax $93)                                                          56
                                                                                                         --------
            Other comprehensive losses                                               (2,141)               (2,141)        (2,141)
                                                                                                         --------
     Comprehensive loss                                                                                  $ (1,039)
                                                                                                         ========

     Dividends paid on common stock ($.11 per share)                                                                        (383)

     Purchase of common stock (150,000 shares)                       (2,203)                                              (2,203)

     Exercise of stock options
     (26,861 shares issued, net)                                         430                                                  408

     Amortization of unearned MRP compensation                                                                                117
                                                                   --------         -------                               -------
     Balance at December 31, 1999                                  $(30,294)        $(4,812)                              $56,112
                                                                   =========        ========                              =======
     Balance at September 30, 1998                                 $(21,223)         $ 2,063                              $67,831

     Comprehensive income :
            Net income                                                                                      $  981            981
            Other comprehensive income (loss), net of tax:
              Unrealized net losses arising during the period
            on AFS securities (Pre-tax $811)                                                                  (487)
              Reclassification adjustment for gains realized in
            net income (pre-tax $22)                                                                           (13)
                                                                                                            ------
            Other comprehensive losses                                                 (500)                  (500)          (500)
                                                                                                            ------
     Comprehensive income                                                                                   $  481
                                                                                                            ======

     Dividends paid on common stock ($.0925 per share)                                                                      (366)

     Amortization of unearned MRP compensation                                                                                116
                                                                    --------          -------                              -------
      Balance at December 31, 1998                                  $(21,223)         $ 1,563                              $68,062
                                                                    ========          =======                              =======

See accompanying notes to unaudited consolidated interim financial statements.

                              CATSKILL FINANCIAL CORPORATION
                          Consolidated Statements of Cash Flows
                                      (In Thousands)

                                                                    Three Months Ended
                                                                       December 31,
                                                                    1999          1998
                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  (Unaudited)
Net income                                                        $  1,102      $    981
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                            66            49
Net accretion on securities                                           (124)          (23)
Provision for loan losses                                               50            45
MRP compensation expense                                               117           116
ESOP compensation expense                                               84            77
Increase in cash surrender value on COLI                              (133)         --
Losses (gains) on sale of other real estate owned                     --              13
Losses (gains) on sales and calls of securities                         93           (22)
Net increase in other assets                                          (102)          (45)
Net decrease in other liabilities                                   (1,136)         (424)
                                                                  --------      --------
Net cash provided by operating activities                               17           767
                                                                  --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of investment securities         --               9
Net increase in loans                                               (6,693)       (4,836)
Capital expenditures, net                                             (562)          (88)
Purchase of corporate-owned life insurance                            --         (10,000)
Purchase of AFS securities                                          (2,839)      (12,699)
Purchase of Federal Home Loan Bank stock                              (664)         --
Proceeds from sale of AFS securities                                 2,821         5,394
Proceeds from maturity/calls/paydown of AFS securities               3,104        13,702
Proceeds from sale of other real estate owned                         --              10
                                                                  --------      --------
Net cash used by investing activities                               (4,833)       (8,508)
                                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock options exercises                              408          --
Net increase (decrease) in deposits                                    (27)        5,156
Net increase (decrease) in mortgagors' escrow deposits                (115)        1,347
Net increase in short-term borrowings                               14,250         2,985
Repayment of long-term borrowings                                   (5,000)         --
Cash dividends paid on common stock                                   (383)         (366)
Purchase of common stock for treasury                               (2,203)         --
                                                                  --------      --------
Net cash provided by financing activities                            6,930         9,122
                                                                  --------      --------
Net increase in cash and cash equivalents                            2,114         1,381
Cash and cash equivalents at beginning of period                     3,025         2,795
                                                                  --------      --------
Cash and cash equivalents at end of period                        $  5,139      $  4,176
                                                                  ========      ========

Supplemental cash flow information disclosure:
Interest paid                                                     $  2,869      $  2,630
Income taxes paid                                                      290           370
Transfer of loans to other real estate owned                           107            32
Change in net unrealized gain (loss) on AFS securities,
net of change in deferred tax benefit of $1,428 and
$333, respectively                                                  (2,141)         (500)

  See accompanying notes to unaudited consolidated interim financial statements

                         CATSKILL FINANCIAL CORPORATION
                         Notes to Unaudited Consolidated
                          Interim Financial Statements

       Note 1. Basis of Presentation

             The unaudited consolidated interim financial statements include the accounts of Catskill Financial Corporation ("Company") and its wholly owned subsidiary, Catskill Savings Bank ("Bank"). All intercompany accounts and transactions have been eliminated in consolidation. Amounts in prior periods' unaudited consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation. In management's opinion, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature, and disclosures which are necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Annual Report to Stockholders. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended September 30, 2000.

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

             The  following  sets  forth  certain   information   regarding  the
             calculation of basic and diluted earnings per share for the three month periods ended December 31:

                 (in thousands, except share and per share data)


                                                         1999            1998
                                                      ----------      ----------
Net income                                            $    1,102      $      981
                                                      ==========      ==========

Weighted average common shares                         3,408,380       3,839,278

Dilutive effect of potential common shares
related to stock compensation plans                       60,276          40,612
                                                      ----------      ----------

Weighted average common shares including
potential dilution                                     3,468,656       3,879,890
                                                      ==========      ==========
Basic earnings per share                              $      .32      $      .26

Diluted earnings per share                            $      .32      $      .25

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                December 31, 1999

                   PART I - FINANCIAL INFORMATION (continued)

Item 2.      Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

GENERAL

Catskill Financial Corporation (the "Company" or "Catskill Financial") is a savings and loan holding company, which owns all of the outstanding common stock of Catskill Savings Bank (the "Bank").

The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses such deposits, together with other funds, to originate one to four family residential mortgages, and, to a lesser extent, consumer (including home equity lines of credit), commercial, and multi-family real estate and other loans in its primary market area. The Bank's primary market area is comprised of Greene and Schoharie Counties and southern Albany County in New York, which are serviced through six banking offices, the most recent having opened in August 1999. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), and, as a federal savings bank, the Bank is subject to regulation by the Office of Thrift Supervision ("OTS").

The Company's profitability, like many financial institutions, is dependent to a large extent upon its net interest income, which is the difference between the interest it receives on interest earning assets, such as loans and investments, and the interest it pays on interest bearing liabilities, principally deposits and borrowings.

Results of operations are also affected by the Company's provision for loan losses, non-interest expenses such as salaries and employee benefits, occupancy and other operating expenses and to a lesser extent, non-interest income such as service charges on deposit accounts.

General economic conditions, competition and the monetary and fiscal policies of the federal government also significantly affect financial institutions in general, including the Company. The demand for and supply of housing, competition among lenders, interest rate conditions and funds availability all impact lending activities, while prevailing market rates on competing investments, customer preference and the levels of personal income and savings in the Bank's primary market area affect deposit inflows and outflows.

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

FINANCIAL CONDITION

Total assets were $346.5 million at December 31, 1999, an increase of $4.9 million, or 1.4% from the $341.6 million at September 30, 1999. The increase was primarily in loans, and to a lesser extent, cash and due from banks and was funded principally by increases in short-term borrowings.

Cash and cash equivalents were $5.1 million, an increase of $2.1 million, or 70.0% from the $3.0 million at September 30, 1999. The increase was principally from the Company's decision to temporarily build-up cash due to the uncertainty of customer withdrawals related to Year 2000 concerns.

Securities available for sale ("AFS") were $159.2 million, down $6.6 million, or 4.0% from $165.8 million, due to sales, mortgage-backed securities ("MBS") prepayments and the increase in unrealized losses on the AFS portfolio due to rising interest rates. During the quarter, the Company sold lower yielding securities and reinvested some of the proceeds at higher rates. In addition, the Company invested some of its MBS prepayments in new MBS's backed by adjustable rate mortgages ("ARM's") with teaser rates, with the remaining balance, along with some of the sales proceeds used to fund loan growth. The unrealized losses on the Company's AFS portfolio changed from $4.5 million or 2.6% of the portfolio's book cost to $8.0 million or 4.8% of book cost due principally to rising interest rates.

Loans receivable were $159.5 million as of December 31, 1999, an increase of $6.6 million or 4.3% over the $152.9 million as of September 30, 1999. The following table shows the loan portfolio composition as of the respective balance sheet dates:

                                December 31,                  September 30,
                                   1999                           1999
                                   ----                           ----
                               (In thousands)  % of Loans    (In thousands)   % of Loans
Real Estate Loans
One-to-four family                 $123,551        77.5%         $121,151       79.2%
Multi-family and commercial           8,291         5.2             7,940        5.2
Construction                          3,629         2.3             3,176        2.1
                                   --------       -----          --------      -----
Total real estate loans             135,471        85.0           132,267       86.5
Consumer Loans                       22,980        14.4            19,729       12.9
Commercial Loans                      1,036          .6               994         .6
                                   --------       -----          --------      -----
Gross Loans                         159,487       100.0%          152,990      100.0%
                                                  =====                        =====
Net deferred loan costs (fees)           10                           (76)
                                   --------                      --------
Total loans receivable             $159,497                      $152,914
                                   ========                      ========

One-to-four family real estate loans increased $2.4 million, or 2.0%, as the Company has continued to promote a 15 year fixed rate mortgage product with a preferred rate for borrowers who have their monthly payments automatically deducted from a checking account with the Bank. Consumer loans increased $3.3 million or 16.8% from September 30, 1999, due principally to an increase in indirect auto loans. The Company began its indirect auto program in June 1998, and still originates only through a limited number of dealers in its contiguous market area. At December 31, 1999, the Company had $5.8 million of indirect loans representing 25.2% of the consumer loan portfolio, and less than 3.7% of the Company's gross loan portfolio.

Non-performing assets at December 31, 1999 were $646,000, or .19% of total assets, compared to the $544,000, or .16% of total assets at September 30, 1999. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                          December 31,      September 30,
                                               1999            1999
                                               ----            ----
Non-performing loans:
One-to-four family                             $350            $396
Multi-family and commercial                     --              --
Consumer                                        189             148
                                               ----            ----
Total non-performing loans                      539             544
                                               ----            ----
Foreclosed assets, net:
One-to-four family                              107             --
Multi-family and commercial                     --              --
                                               ----            ----
Total foreclosed assets, net                    107             --
                                               ----            ----
Total non-performing assets                    $646            $544
                                               ====            ====
Total non-performing loans
as a % of total loans                           .34%            .36%


The decrease in non-performing loans at December 31, 1999 as compared to September 30, 1999 was principally due to the foreclosure of one loan which resulted in the Company acquiring title to the mortgaged property. The net realizable value of the property, totaling $107,000, was transferred to other real estate, and since the net realizable value exceeded the Company's carrying value, the Company recorded no loss. The following table summarizes the activity in other real estate for the periods presented:

                                                         Three Months Ended
                                                             December 31,
                                                       -----------------------
                                                        1999              1998
 Other real estate beginning of period                 $ ---              $ 53

 Transfer of loans to other real estate owned            107                32
                                                          --               (23)
 Sales of other real estate, net                       -----              ----
                                                       $ 107              $ 62
 Other real estate end of period                       =====              ====

Additionally, at December 31, 1999, the Company had identified approximately $214,000 in loans having more than normal credit risk, principally all of which were secured by real estate. The Company believes that if economic and/or business conditions change in its lending area, some of these loans could become non-performing in the future.

The allowance for loan losses was $2.1 million, or 1.34% of period end loans at December 31, 1999, and provided coverage of non-performing loans of 397.0%, compared to coverage of 384.7% as of September 30, 1999. The following summarizes the activity in the allowance for loan losses:

                                               Three Months Ended December 31,
                                                  1999            1998
                                                -------          ------
Allowance at beginning of the period            $ 2,093          $ 1,950
Charge-offs                                         (11)             (13)
Recoveries                                            8                2
                                                -------          -------
Net charge-offs                                      (3)             (11)
Provision for loan losses                            50               45
                                                -------          -------
Allowance at end of the period                  $ 2,140          $ 1,984
                                                =======          =======

Total deposits were $219.0 million at December 31, 1999, down slightly from the $219.1 million at September 30, 1999. The following table shows the deposit composition as of the two dates:

                                         December 31, 1999                  September 30, 1999
                                ---------------------------------    ---------------------------------
                                (In thousands)      % of Deposits    (In thousands)      % of Deposits
    Savings                          $ 81,355             37.1%           $ 81,894             37.4%
    Money market                        5,904              2.7               6,435              2.9
    NOW                                15,973              7.3              14,833              6.8
    Non-interest demand                 8,583              3.9               8,918              4.1
    Certificates of deposits          107,222             49.0             106,984             48.8
                                      -------            -----             -------            -----
                                     $219,037            100.0%           $219,064            100.0%
                                      =======            =====             =======            =====

      Deposits were essentially flat despite the fact that the Company generated new deposits of $1.3 million during the quarter at its new branch in Middleburgh. The Company attributes the decline in deposits at the other branches to seasonal outflows in its business checking accounts as well as some withdrawals due to Year 2000 concerns.

      The Company increased its borrowings with the Federal Home Loan Bank of New York ("FHLB"), to $65.4 million at December 31, 1999, an increase of $9.3 million from the $56.1 million at September 30, 1999. The additional borrowings were used to fund the Company's stock repurchases, loan growth and the temporary increase in cash and due from banks. At December 31, 1999, the Company still has additional available credit of $2.8 million under its overnight line and $3.2 million under its one-month advance program with the FHLB.

      Shareholders' equity at December 31, 1999 was $56.1 million, a decrease of $3.1 million or 5.2% from the $59.2 million at September 30, 1999. The decrease was principally caused by the Company's repurchase of 150,000 shares of its stock at a cost of $2.2 million and the $2.1 million adverse change in the Company's net unrealized gain (loss) on AFS securities net of taxes, due to recent increases in market interest rates. Offsetting the decreases were the $.7 million of net income retained after cash dividends and the $.5 million increase in shareholders' equity due to the amortization of restricted stock awards and the proceeds from the exercise of stock options.

      Shareholders' equity as a percentage of total assets was 16.2% at December 31, 1999 compared to 17.3% at September 30, 1999. Book value per common share was $14.82.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
----------------------------------------------------------
 DECEMBER 31, 1999 AND 1998
---------------------------

General
-------

For the three months ended December 31, 1999, the Company recorded net income of $1,102,000, an increase of $121,000, or 12.3%, compared to the three month period ended December 31, 1998. Diluted earnings per share were $.32, an increase of 28.0% compared to diluted earnings per share of $.25 for the three months ended December 31, 1998. Basic earnings per share were $.32 for the three month period, an increase of 23.1% compared to $.26 for the comparable quarter. For the three months ended December 31, 1999, weighted average common shares - basic were 3,408,380, down 430,898, or 11.2%, due to the Company's share repurchase programs.

Annualized return on average assets for the three months ended December 31, 1999 and 1998, was 1.29% and 1.24%, respectively, and the annualized return on average equity was 7.64% and 5.79%, respectively.

Net Interest Income
-------------------

Net interest income on a tax equivalent basis for the three months ended December 31, 1999, was $3.2 million, an increase of $224,000, or 7.6%, when compared to the three months ended December 31, 1998. The increase was principally volume related as the Company increased its average earning assets $23.1 million, or 7.5%, more than offsetting the increase in interest expense from the Company's funding of its stock repurchase program. The Company funded the share repurchases, along with its growth in earning assets, principally with borrowings and, to a lesser extent, deposit growth.

Interest income for the three months ended December 31, 1999 was $6.1 million on a tax equivalent basis, an increase of $533,000, or 9.5%, over the comparable period last year. The $23.1 million increase in the average volume of earning assets had a direct positive effect on interest income as the Company sought to leverage its excess capital. The Company also benefited from a 13 basis point increase in the yield on its average earning assets caused primarily by increases in the yield earned on its securities and MBS portfolios due to higher market interest rates.

Average earning assets increased principally in the loan and securities portfolios, which on average grew 10.6% and 4.9%, respectively. Loan growth was principally due to the promotion of a 15 year fixed rate mortgage product, which increased volume, but had an adverse impact on the loan portfolio yield since the loans originated during the past fiscal year were at rates below the average portfolio yield. In addition, the Company, due to lower market interest rates in late 1998 and early 1999, experienced higher loan prepayments, and refinancing of its existing portfolio, which together with the loan promotion caused the yield on the loan portfolio to decrease 13 basis points to 7.68%.

Average MBS were $71.6 million for the three months ended December 31, 1999, down $13.7 million or 16.1% from the comparable period due to prepayments. The Company used some of the proceeds to fund higher yielding loans rather than purchase MBS. The average yield on MBS was 6.66%, up 34 basis points from the comparable period, as the interest rates on the Company's MBS's with underlying teaser rate ARM's purchased in prior periods continue to reset to higher rates. Management expects the average yield of these ARM's to increase as they adjust to their fully indexed rate; however, the actual increase will depend upon the level of the one-year constant maturity treasury index when the rates adjust.

Average securities increased $21.8 million, or 14.1%, as the Company purchased longer call protected bank qualified municipals and non-callable corporate securities to increase yields and reduce reinvestment risk. The average yield on the securities portfolio for the three months ended December 31, 1999, was 7.59%, an increase of 16 basis points from the comparable period, as the Company replaced securities called and/or matured with higher yielding municipals and corporates. Municipal securities now represent 52.0% of average securities, compared to 46.2% in the comparable period.

Interest expense for the three months ended December 31, 1999, was $2.9 million, an increase of $309,000, or 11.8%. The increase was principally due to the higher volume of average interest-bearing liabilities offset somewhat by a decrease in the Company's cost of funds. Average interest-bearing liabilities were $274.2 million, an increase of $36.9 million, or 15.5%, as the Company borrowed in order to fund its earning asset growth and the stock repurchase program. Average short-term borrowings were $39.3 million for the three months ended December 31, 1999, up $33.9 million from the comparable three-month period. Although the Company experienced a decline in the balance of savings accounts during the quarter ended December 31, 1999, the Company believes this decline was a result of temporary seasonal and Year 2000 issues, as evidenced by the fact that the year end savings account balance of $81.4 million was higher than the average balance for the quarter of $81.2 million. The cost of funds decreased 13 basis points to 4.26% as the Company had lowered its deposit rates in late 1998 and early 1999. Consequently, the cost of its average interest-bearing deposits has dropped 37 basis points to 3.92%, more than offsetting the 45 basis point increase in the Company's short-term borrowing costs.

The Company's net yield on average earning assets was 3.85% for the three months ended December 31, 1999, up 1 basis point compared to the comparable period of the prior year. The increase was principally caused by the 26 basis point increase in the Company's net interest spread, offset by the reduced level of no cost funding sources as the Company funded its stock repurchase program with short-term borrowings, which increased the amount of average earning assets funded by interest bearing liabilities. For the three months ended December 31, 1999, the Company had $55.2 million of average earning assets with no funding costs, a decrease of $13.8 million, or 20.0%, from the $69.1 million for the three months ended December 31, 1998.

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

The provision for loan losses was $50,000, or .13% of average loans for the three months ended December 31, 1999, up $5,000 or 11.1% from the comparable period of the prior year. The increase was principally based on loan growth as the provision represented .13% of average loans in both periods. The Company had net charge-offs of $3,000 or .01% of average loans for the quarter, compared to net charge-offs of $11,000 or .03% of average loans in the comparable period. Non-performing loans were $539,000 as of December 31, 1999, or .34% of total loans, an increase of $33,000 from December 31, 1998, when they were .35% of total loans. At December 31, 1999, the allowance for loan losses was $2,140,000, or 1.34% of period end loans, and provided coverage of non-performing loans of 397.0% compared to 1.37% and 392.1%, respectively, as of December 31, 1998.

Non-Interest Income
-------------------

Non-interest income was $199,000 for the three months ended December 31, 1999, an increase of $42,000 or 26.8% from the three months ended December 31, 1998. The increase was principally due to the investment performance on the Company's corporate-owned life insurance ("COLI"), which increased its cash surrender value by $133,000. In addition, the Company's service fees on deposit accounts increased $16,000, or 18.0% as the Company continues to promote checking accounts to increase its core deposits. The Company also earned $16,000 in fees due to the implementation of ATM surcharges during the quarter on non-customer transactions. Somewhat offsetting these increases was the $115,000 adverse change in net securities transactions as the Company sold securities at a net loss of $93,000 in this quarter compared to net security gains of $22,000 in the comparable period.

Non-Interest Expense
--------------------

Non-interest expense for the three months ended December 31, 1999 was $1,593,000, an increase of $128,000, or 8.7%, over the comparable period last year. The increase was principally the cost attributable to our new branch in Middleburgh, which opened in August 1999, including certain promotional and start-up costs.

Salaries and employee benefits for the three months ended December 31, 1999, were $927,000, an increase of $56,000, or 6.4%, principally from staffing our new branch. Advertising, as well as occupancy, equipment and supplies were all higher due to the new branch.

Income Tax Expense
------------------

Income tax expense for the three months ended December 31, 1999, was $294,000, a decrease of $99,000, or 25.2%, from the comparable period last year. The Company's effective tax rates for the three months ended December 31, 1999 and 1998, were 21.06% and 28.60%, respectively. The decrease in both the effective tax rate and income tax expense is principally the impact of the Company's purchase of tax-exempt securities, primarily bank qualified municipals, as well as the non-taxable increase in the cash surrender value of the COLI.

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

The Company's primary sources of funds for operations are deposits, borrowings, principal and interest payments on loans, mortgage-backed securities and other securities available for sale.

Net cash provided by operating activities was $17,000 for the three months ended December 31, 1999, a decrease of $750,000 from the comparable three month period. The decrease was principally the change in other liabilities caused by a decrease in official bank checks outstanding. Official bank checks decreased principally as a result of the Company's payment of real estate taxes for mortgage borrowers using escrowed funds earlier in September 1999 than in September 1998.

Investing activities used $4.8 million in the three months ended December 31, 1999, as the Company increased its assets principally from the $6.7 million increase in loans, $.7 million purchase of FHLB stock and $.6 million in capital expenditures principally for the construction of a new full service branch, offset somewhat by a $3.1 million reduction in securities. Financing activities provided $6.9 million, as the Company experienced a $14.3 million increase in short-term borrowings, somewhat offset by a $5.0 million payoff of long-term borrowings and the $2.2 million cost related to its stock repurchase program. For more details concerning the Company's cash flows, see "Consolidated Statements of Cash Flows."

An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $219.0 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of December 31, 1999, deposit accounts having balances in excess of $100,000 totaled $23.8 million, or 10.9%, of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The OTS required minimum liquidity ratio is currently 4% measured on a monthly basis and for the month of December 1999, the Bank exceeded that, maintaining an average liquidity ratio of 33.9%, primarily due to the large percentage of its assets represented by AFS securities.

The Company anticipates that it will have sufficient funds to meet its current commitments. At December 31, 1999, the Company had commitments to originate loans of $3.0 million. In addition, the Company had undrawn commitments of $3.8 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at December 31, 1999, totaled $81.0 million, and management believes that a significant portion of such deposits will remain with the Company.

Although there are no minimum capital ratio requirements for the Company, the Bank is required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios at December 31, 1999, compared to the OTS minimum capital requirements:

                                     Actual                     Minimum
                                     Amount            %         Amount         %
                                     ------           ---        ------        --
                                                   (Dollars in thousands)
            Tangible Capital        $51,971          14.84%     $ 5,252        1.5%
            Core Capital             51,971          14.84       14,005        4.0
            Risk Based Capital       54,111          30.74       14,080        8.0

At December 31, 1999, the Company had $4.6 million of available resources at the holding company level on an unconsolidated basis to use for direct activities of the Company. Furthermore, the Company has the ability to obtain dividends from the Bank to provide additional funds. However, OTS regulations require advance OTS approval before the Bank can declare a dividend if dividends paid during the two prior years plus the current period exceed dividends paid during that same period. The Bank has already paid dividends to the Company in the past two years in excess of that amount. Therefore, OTS approval for additional dividends from the Bank to the Company would be required unless and until the passage of time and new net income from the Bank cause cumulative dividends on a rolling basis to fall below that threshold.

Year 2000

The Company did not experience any material adverse effects as a result of the rollover to January 1, 2000. Some customers withdrew a portion of their deposits in anticipation of problems, but the Company believes that these withdrawals were temporary and that the customers will be gradually redepositing the funds.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company believes there have been no material changes in the Company's interest rate risk position since September 30, 1999. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.


               TABLE #1 AVERAGE BALANCES, INTEREST, YIELD AND RATE

  The following table presents, for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments, principally on municipal securities totaled $347,000 and $235,000 for the three-month periods ended December 31, 1999 and 1998, respectively. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Securities available for sale are shown at amortized cost.

                                                                               THREE MONTH PERIODS ENDED
                                                    -------------------------------------------------------------------------------
                                                             December 31, 1999                           December 31, 1998
                                                    -------------------------------------        ----------------------------------
                                                    Average                        Yield/        Average                     Yield/
                                                    Balance        Interest        Rate          Balance     Interest        Rate
                                                    -------        --------        ----          -------     --------        ----
                                                                                  (Dollars in thousands)
Interest-Earning Assets
  Loans receivable, net                             $156,552        $ 3,006         7.68%        $141,515     $ 2,764          7.81%
  Mortgage-backed securities                          71,611          1,193         6.66%          85,331       1,348          6.32%
  Securities                                         101,201          1,921         7.59%          79,410       1,475          7.43%
  Federal funds sold and other                            64              1         6.22%              62           1          6.40%
                                                    --------        -------                      --------     -------

  Total interest-earning assets                      329,428          6,121         7.43%         306,318       5,588          7.30%
                                                                    -------                                   -------
Allowance for loan losses                             (2,115)                                      (1,965)
Other assets, net                                     13,165                                       10,185
                                                    --------                                     --------
  Total Assets                                      $340,478                                     $314,538
                                                    ========                                     ========
Interest-Bearing Liabilities
  Savings deposits                                  $ 81,167           $609         2.98%        $ 77,797        $607          3.10%
  Money market                                         6,255             48         3.05%           6,106          45          2.92%
  Now deposits                                        15,519             76         1.95%          13,109          64          1.94%
  Certificates of deposit                            107,028          1,334         4.96%         107,921       1,499          5.51%
  Short-term borrowings                               39,297            556         5.63%           5,436          71          5.18%
  Long-term borrowings                                22,500            295         5.22%          25,000         329          5.22%
  Escrow and other                                     2,451             17         2.76%           1,897          11          2.30%
                                                    --------        -------                      --------     -------
  Total interest-bearing liabilities
                                                     274,217          2,935         4.26%         237,266       2,626          4.39%
                                                                    -------                                   -------
Non-interest bearing                                   8,718                                        6,541
Other liabilities                                        149                                        3,558
Shareholders' equity                                  57,394                                       67,173
                                                    --------                                     --------
  Total Equity and Liabilities                      $340,478                                     $314,538
                                                    ========                                     ========
  Net interest income                                                $3,186                                    $2,962
                                                                     ======                                    ======
  Net interest rate spread                                                          3.17%                                      2.91%
                                                                                    ====                                       ====
  Net yield on average
interest-earning assets                                                             3.85%                                      3.84%
                                                                                    ====                                       ====
  Average interest earning   assets to
average interest  bearing liabilities
                                                      120.13%                                      129.10%
                                                      ======                                       ======
  Earning Assets/Total Assets                          96.75%                                       97.39%
                                                      ======                                        =====

                                      -18-

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q

                                DECEMBER 31, 1999



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


                                             CATSKILL FINANCIAL CORPORATION


Date: February 14, 2000                      /s/ Wilbur J. Cross
                                             --------------------
                                             Wilbur J. Cross
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



Date: February 14, 2000                      /s/ David J. DeLuca
                                             --------------------
                                             David J. DeLuca
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)