Form 10-Q
period 2000-03-31
CATSKILL FINANCIAL CORP
filed 2000-05-15
CIK 1005512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from          to


                         Commission File Number 0-27650

                         CATSKILL FINANCIAL CORPORATION
             -----------------------------------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Shares, $.01 par value                        3,737,519
   ----------------------------             --------------------------------
        (Title of Class)                     (outstanding at April 30, 2000)

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                 March 31, 2000

INDEX
-----

PART I    FINANCIAL INFORMATION                                             Page
------    ---------------------                                             ----

Item 1.   Consolidated Interim Financial Statements

          Consolidated Statements of Financial Condition as of
          March 31, 2000 (Unaudited) and September 30, 1999..............     1

          Consolidated Statements of Income for the three months and six
          months ended March 31, 2000 and 1999 (Unaudited)...............     2

          Consolidated Statements of Changes in Shareholders' Equity
          for the six months ended March 31, 2000 and 1999
          (Unaudited)....................................................     3

          Consolidated  Statements  of Cash Flows for the six
           months ended March 31, 2000 and 1999 (Unaudited)........
                                                                              4

          Notes to Unaudited Consolidated Interim Financial Statements...     5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     6


Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....    18

PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings..............................................    21

Item 2.   Changes in Securities..........................................    21

Item 3.   Default on Senior Securities...................................    21

Item 4.   Submission of Matters to a Vote of Security Holders............    21

Item 5.   Other Information..............................................    22

Item 6.   Exhibits and Reports on Form 8-K...............................    22


          Signatures.....................................................    23


                         CATSKILL FINANCIAL CORPORATION
                 Consolidated Statements of Financial Condition
                 (In thousands, except share and per share data)

                                                      March 31,          September 30,
                                                        2000                  1999
                                                     ----------          -------------
Assets:                                              (Unaudited)
                                                     -----------
Cash and due from banks                              $     3,533         $     3,025
Securities available for sale, at fair value             156,557             165,833
Federal Home Loan Bank of NY stock, at cost                3,461               2,634
Loans receivable, net                                    160,663             150,821
Corporate-owned life insurance                            10,638              10,381
Accrued interest receivable                                2,624               2,576
Premises and equipment, net                                3,888               3,297
Other real estate owned                                      107                --
Other assets                                               4,631               3,014
                                                     -----------         -----------
Total assets                                         $   346,102         $   341,581
                                                     ===========         ===========

Liabilities and Shareholders' Equity:
Liabilities
Deposits:
Non-interest bearing                                 $     8,839         $     8,918
Interest bearing                                         212,706             210,146
                                                     -----------         -----------
Total deposits                                           221,545             219,064
Short-term borrowings                                     47,650              31,100
Long-term borrowings                                      15,000              25,000
Mortgagors' escrow deposits                                1,796               2,449
Other liabilities                                          4,005               4,756
                                                     -----------         -----------
Total liabilities                                    $   289,996         $   282,369
                                                     -----------         -----------
Shareholders' equity
Preferred stock, $.01 par value; authorized
5,000,000 shares                                            --                  --
Common stock, $.01 par value; authorized
15,000,000 shares; 5,686,750 shares issued
at March 31, 2000 and September 30, 1999                      57                  57

Additional paid-in capital                                55,132              55,114
Retained earnings, substantially restricted               41,388              39,997
Unallocated common stock acquired by ESOP                 (3,640)             (3,753)
Unearned management recognition plan                        (804)             (1,011)
Treasury stock, at cost (1,949,231 shares
at March 31, 2000 and 1,778,342
shares at September 30, 1999)                            (30,943)            (28,521)

Accumulated other comprehensive income (loss)             (5,084)             (2,671)
                                                     -----------         -----------
Total shareholders' equity                                56,106              59,212
                                                     -----------         -----------
Total liabilities and shareholders' equity           $   346,102         $   341,581
                                                     ===========         ===========


 See accompanying notes to unaudited consolidated interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)

                                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                March 31,                               March 31,
                                                        2000                  1999              2000                1999
                                                        ----                  ----              ----                ----
                                                               (Unaudited)                              (Unaudited)
Interest and dividend income:
     Loans                                          $     3,103         $     2,778        $     6,109         $     5,542
     Securities available for sale
            Taxable                                       1,956               1,919              3,954               3,949
            Non-taxable                                     719                 537              1,437               1,028
     Investment securities held to maturity                --                    10               --                    43
     Federal funds sold and other                             2                   3                  3                   4
     Federal Home Loan Bank of NY stock                      57                  32                108                  67
                                                    -----------         -----------        -----------         -----------
          Total interest and dividend income              5,837               5,279             11,611              10,633

Interest expense:
     Deposits                                             2,075               2,118              4,159               4,344
     Short-term borrowings                                  701                 108              1,257                 180
     Long-term borrowings                                   221                 322                516                 651
                                                    -----------         -----------        -----------         -----------
          Total interest expense                          2,997               2,548              5,932               5,175
                                                    -----------         -----------        -----------         -----------
Net interest income                                       2,840               2,731              5,679               5,458

Provision for loan losses                                    50                  45                100                  90
                                                    -----------         -----------        -----------         -----------
     Net interest income after provision for
        loan losses                                       2,790               2,686              5,579               5,368
                                                    -----------         -----------        -----------         -----------


Non-interest income:
     Corporate-owned life insurance                         124                 120                257                 123
     Service fees on deposit accounts                       100                  90                206                 178
     Net securities gains (losses)                          (24)               --                 (117)                 22
     Other income                                            56                  44                109                  88
                                                    -----------         -----------        -----------         -----------
          Total non-interest income                         256                 254                455                 411
                                                    -----------         -----------        -----------         -----------

Non-interest expense:
     Salaries and employee benefits                         927                 881              1,854               1,752
     Advertising and business promotion                      51                  36                106                  58
     Net occupancy on premises                              123                  98                234                 193
     Federal deposit insurance premiums                      12                   6                 19                  13
     Postage and supplies                                    93                  91                179                 159
     Data processing fees                                   126                 146                258                 267
     Equipment                                               62                  35                120                  75
     Professional fees                                       63                  82                121                 141
     Other real estate operations, net                        2                  19                  3                  33
     Other                                                  148                 148                306                 316
                                                    -----------         -----------        -----------         -----------
          Total non-interest expense                      1,607               1,542              3,200               3,007
                                                    -----------         -----------        -----------         -----------


Income before taxes                                       1,439               1,398              2,834               2,772
          Income tax expense                                315                 357                608                 750
                                                    -----------         -----------        -----------         -----------
Net income                                          $     1,124         $     1,041        $     2,226         $     2,022
                                                    ===========         ===========        ===========         ===========
Basic earnings per common share                     $       .34         $       .27        $       .66         $       .53
Diluted earnings per common share                   $       .34         $       .27        $       .66         $       .52
Weighted Average Common Shares-Basic                  3,287,894           3,850,029          3,348,466           3,844,594
Weighted Average Common Shares-Diluted                3,287,894           3,916,756          3,378,275           3,898,120


 See accompanying notes to unaudited consolidated interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
          (In thousands, except share and per share data) (Unaudited)

                                                                                              Retained       Common        Unearned
                                                                              Additional     Earnings,        Stock       Management
                                                                    Common     Paid-in     Substantially   Acquired by   Recognition
                                                                    Stock      Capital      Restricted        ESOP           Plan
                                                                 -----------  -----------   ------------   ------------  -----------
     Balance at September 30, 1999                                     $ 57     $55,114       $39,997        $(3,753)     $(1,011)
     Comprehensive income:
              Net income                                                                        2,226
              Other comprehensive income (loss), net of tax:
                 Unrealized net losses arising during the
                    period on AFS securities (Pre-tax $4,139)
                 Reclassification adjustment for net losses
                    realized in net income (pre-tax $117)

              Other comprehensive losses

     Comprehensive loss

     Allocation of ESOP stock (11,373 shares)                                        40                          113

     Dividends paid on common stock ($.2425 per share)                                           (828)

     Purchase of common stock (200,000 shares)

     Grant of restricted stock (2,250 shares)                                                      (7)                        (29)

     Exercise of stock options
     (26,861 shares issued, net)
                                                                                    (22)
     Amortization of unearned MRP compensation                                                                                236
                                                                  ----------  -----------  -----------   -----------       ------

     Balance at March 31, 2000                                         $ 57     $55,132       $41,388        $(3,640)      $ (804)
                                                                       ====     =======       =======       ========      =======

     Balance at September 30, 1998                                     $ 57     $54,974       $37,374        $(3,981)     $(1,433)

     Comprehensive income:
              Net income                                                                        2,022
              Other comprehensive income (loss), net of tax:
                Unrealized net losses arising during the
                 period on AFS securities (Pre-tax $1,516)
                Reclassification adjustment for gains
                 realized in net income (pre-tax $22)

              Other comprehensive income (losses)

     Comprehensive income

     Allocation of ESOP stock (11,386 shares)                                        48                          114

     Dividends paid on common stock ($.185 per share)                                            (733)

     Exercise of stock options (2,000 shares issued)                                               (7)

     Amortization of unearned MRP compensation                                                                                231
                                                                  ---------   -----------  -----------     ---------     ---------

     Balance at March 31, 1999                                         $ 57     $55,022       $38,656        $(3,867)     $(1,202)
                                                                       ====     =======       =======       ========     ========


See accompanying notes to unaudited consolidated interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
           Consolidated Statements of Changes in Shareholders' Equity
          (In thousands, except share and per share data) (Unaudited)

                                                                              Accumulated
                                                                 Treasury       Other
                                                                  Stock,     Comprehensive    Comprehensive
                                                                 at Cost      Income (Loss)       Income        Total
                                                               ------------  --------------- ---------------  ---------

     Balance at September 30, 1999                                 $(28,521)   $ (2,671)                       $59,212
     Comprehensive income:
              Net income                                                                         $ 2,226         2,226
              Other comprehensive income (loss), net of tax:
                 Unrealized net losses arising during the
                    period on AFS securities (Pre-tax $4,139)                                     (2,483)
                 Reclassification adjustment for net losses
                    realized in net income (pre-tax $117)                                             70
                                                                                                  ------         --
              Other comprehensive losses                                         (2,413)          (2,413)       (2,413)
                                                                                                  ------
     Comprehensive loss                                                                           $ (187)
                                                                                                 =======
     Allocation of ESOP stock (11,373 shares)                                                                      153

     Dividends paid on common stock ($.2425 per share)                                                            (828)

     Purchase of common stock (200,000 shares)                       (2,888)                                    (2,888)

     Grant of restricted stock (2,250 shares)                            36

     Exercise of stock options
     (26,861 shares issued, net)                                        430                                        408

     Amortization of unearned MRP compensation                                                                     236
                                                                   --------     -------                        -------
     Balance at March 31, 2000                                     $(30,943)    $(5,084)                       $56,106
                                                                  =========    ========                        =======

     Balance at September 30, 1998                                 $(21,223)    $ 2,063                        $67,831

     Comprehensive income:
              Net income                                                                         $ 2,022         2,022
              Other comprehensive income (loss), net of tax:
                Unrealized net losses arising during the
                 period on AFS securities (Pre-tax $1,516)                                          (910)
                Reclassification adjustment for gains
                 realized in net income (pre-tax $22)                                                (13)
                                                                                                  ------
              Other comprehensive income (losses)                                  (923)            (923)         (923)
                                                                                                  ------         -----
     Comprehensive income                                                                        $ 1,099
                                                                                                 =======
     Allocation of ESOP stock (11,386 shares)                                                                      162

     Dividends paid on common stock ($.185 per share)                                                             (733)

     Exercise of stock options (2,000 shares issued)                     32                                         25

     Amortization of unearned MRP compensation                                       --                            231
                                                                  ---------     --------                       -------

     Balance at March 31, 1999                                     $(21,191)     $ 1,140                       $68,615
                                                                  =========      =======                       =======

                         CATSKILL FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                  Six Months Ended
                                                                                      March 31,
                                                                               2000              1999
                                                                             ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:                                               (Unaudited)
 Net Income                                                                 $  2,226         $  2,022
 Adjustments  to  reconcile  net  income  to net  cash  provided  by operating activities:
  Depreciation                                                                   142              103
  Net accretion on securities                                                   (275)             (55)
  Provision for loan losses                                                      100               90
  MRP compensation expense                                                       236              231
  ESOP compensation expense                                                      153              162
  Increase in cash surrender values on COLI                                     (257)            (123)
  Losses on sale of other real estate owned                                     --                 13
  Write-down on other real estate owned                                         --                 17
  Losses (gains) on sales of securities                                          117              (22)
  Net increase in other assets                                                   (56)             (72)
  Net decrease in other liabilities                                             (751)             (54)
                                                                            --------         --------
 Net cash provided by operating activities                                     1,635            2,312
                                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of investment securities                   --              2,065
Net increase in loans                                                        (10,049)          (5,573)
Capital expenditures, net                                                       (733)            (173)
Purchase of corporate-owned life insurance                                      --            (10,000)
Purchase of Federal Home Loan Bank stock                                        (827)             (32)
Purchase of AFS securities                                                    (3,822)         (25,645)
Proceeds from sale of securities available for sale                            3,458            5,394
Proceeds from maturity/calls/paydown of AFS securities                         5,776           24,300
Proceeds from sale of other real estate owned                                   --                 10
                                                                            --------         --------
Net cash used by investing activities                                         (6,197)          (9,654)
                                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock option exercises                                         408               25
Net increase in deposits                                                       2,481            7,133
Net increase (decrease) in mortgagors' escrow deposits                          (653)             816
Net increase in short-term borrowings                                         16,550               60
Repayment of long-term borrowings                                            (10,000)            --
Cash dividends paid on common stock                                             (828)            (733)
Purchase of common stock for treasury                                         (2,888)            --
                                                                            --------         --------
Net cash provided by financing activities                                      5,070            7,301
                                                                            --------         --------
Net (decrease) increase in cash and cash equivalents                             508              (41)
Cash and cash equivalents at beginning of period                               3,025            2,795
                                                                            --------         --------

Cash and cash equivalents at end of period                                  $  3,533         $  2,754
                                                                            ========         ========
Supplemental disclosure of cash flow information:
   Interest paid                                                            $  5,932         $  5,185
   Taxes paid                                                                    396              489
Transfer of loans to other real estate owned                                     107               32
Change in net unrealized gain (loss) on AFS securities,
net of change in deferred tax benefit of $1,609 and
$615, respectively                                                            (2,413)            (923)

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

Note 2. Earnings Per Share

         Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is not considered outstanding and is only included in the computation of basic earnings per share on the date that they are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company"s stock options and unvested restricted stock. Unallocated ESOP shares are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.

             The  following  sets  forth  certain   information   regarding  the
             calculation of basic and diluted earnings per share for the three month and six month periods ended March 31:

                 (in thousands, except share and per share data)

                                                                   Three Months Ended                     Six Months Ended
                                                                         March 31                               March 31
                                                             ------------------------------        -----------------------------
                                                                 2000              1999                2000            1999
                                                                -----              -----              -----            ----
       Net income                                           $       1,124      $       1,041      $       2,226    $       2,022
                                                            =============      =============      =============    =============

       Weighted average common shares                           3,287,894          3,850,029          3,348,466        3,844,594

       Dilutive effect of potential common shares
                    related to stock compensation plans               ---             66,727             29,809           53,526
                                                            -------------         ----------         ----------       ----------

       Weighted average common shares including
                    potential dilution                          3,287,894          3,916,756          3,378,275        3,898,120
                                                                =========          =========          =========        =========

      Basic earnings per share                                   $ .34              $ .27              $ .66            $ .53

       Diluted earnings per share                                $ .34              $ .27              $ .66            $ .52


                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                 March 31, 2000


                   PART I - FINANCIAL INFORMATION (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Catskill Financial Corporation (the "Company" or "Catskill Financial") is a savings and loan holding company, which owns all of the outstanding common stock of Catskill Savings Bank (the "Bank").

The Bank has been and continues to be a community oriented financial institution offering a variety of financial services. The Bank attracts deposits from the general public and uses such deposits, together with other funds, to originate one to four family residential mortgages, and, to a lesser extent, consumer (including home equity lines of credit), commercial, and multi-family real estate and other loans in its primary market area. The Bank's primary market area is comprised of Greene and Schoharie Counties and southern Albany County in New York, which are serviced through seven banking offices, the most recent having opened in February 2000. The Bank's deposit accounts are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"), and, as a federal savings bank, the Bank is subject to regulation by the Office of Thrift Supervision ("OTS").

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

FINANCIAL CONDITION

Total assets were $346.1 million at March 31, 2000, an increase of $4.5 million, or 1.3% from the $341.6 million at September 30, 1999. The increase was primarily in loans and was funded by higher short-term borrowings and deposits, as well as a reduction in the Company's securities portfolio.

Cash and cash equivalents were $3.5 million, an increase of $.5 million, or 16.7% from the $3.0 million at September 30, 1999. The increase was principally due to the higher amount of checks in process of collection between the two periods.

Securities available for sale ("AFS") were $156.6 million, down $9.2 million, or 5.5% from $165.8 million, due to sales, mortgage-backed securities ("MBS") payments and the increase in unrealized losses on the AFS portfolio due in part to rising interest rates. In addition, the Company's AFS portfolio was also adversely impacted by an increase in the level of spreads on fixed income securities over treasuries, which increased market yields and correspondingly decreased market values of its portfolio. During the six months ended March 31, 2000, the Company sold lower yielding securities and reinvested some of the proceeds at higher rates. In addition, the Company invested some of its MBS prepayments in new MBS's backed by adjustable rate mortgages ("ARM's") with teaser rates, with the remaining balance, along with some of the sales proceeds used to fund loan growth. The unrealized losses on the Company's AFS portfolio changed from $4.5 million or 2.6% of the portfolio's book cost to $8.5 million or 5.2% of book cost due principally to rising interest rates and the increase in the level of spreads over treasuries.

Loans receivable were $162.8 million at March 31, 2000, an increase of $9.9 million or 6.5% over the $152.9 million at September 30, 1999. The following table shows the loan portfolio composition as of the balance sheet dates shown:

                                                          March 31,                                 September 30,
                                                            2000                                       1999
                                                -----------------------------            -------------------------------
                                                (In thousands)     % of Loans            (In thousands)       % of Loans
                                                                   ----------                                 ----------
      Real Estate Loans
          One-to-four family                     $ 123,369            75.8%                 $ 121,151            79.2%
          Multi-family and commercial                8,428             5.2                      7,940             5.2
          Construction                               2,934             1.8                      3,176             2.1
                                                     -----          -------                     -----          ------
              Total real estate loans              134,731            82.8                    132,267            86.5
      Consumer Loans                                23,353            14.3                     19,729            12.9
      Commercial Loans                               4,648             2.9                        994              .6
                                                     -----         -------                        ---         -------
              Gross Loans                          162,732           100.0%                   152,990           100.0%
                                                                     =====                                      =====
      Net deferred loan costs (fees)                    94                                       (76)
                                                        --                                       ---
              Total loans receivable             $ 162,826                                 $ 152,914
                                                 =========                                 =========

One-to-four family real estate loans increased $2.2 million, or 1.8%, as the Company continues to promote a 15 year fixed rate mortgage product with a preferred rate for borrowers who have their monthly payments automatically deducted from a checking account with the Bank. Consumer loans increased $3.6 million or 18.4% from September 30, 1999, due principally to an increase in indirect auto loans. The Company began its indirect auto program in June 1998, and still originates only through a limited number of dealers in, or contiguous to its market area. At March 31, 2000, the Company had $6.1 million of indirect consumer loans representing 25.9% of the consumer loan portfolio, and less than 3.7% of the Company's gross loan portfolio. Commercial loans now total $4.6 million, up $3.6 million from September 30, 1999. The increase is primarily secured indirect lending to small businesses, and is collateralized principally by autos. At March 31, 2000, the Company had $3.2 million of indirect commercial loans representing 67.4% of its commercial loan portfolio, and approximately 1.9% of the Company's gross loan portfolio.

Non-performing assets at March 31, 2000 were $391,000, or .11% of total assets, compared to the $544,000, or .16% of total assets at September 30, 1999. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                                              March 31,            September 30,
                                                               2000                   1999
                                                       ----------------------   -------------------
                                                                        (In thousands)
         Non-performing loans:
             One-to-four family                              $ 133                    $ 396
             Multi-family and commercial                       ---                    -----
             Consumer                                          151                      148
                                                            ------                    -----
                 Total non-performing loans                    284                      544

         Foreclosed assets, net:
             One-to-four family                                107                      ---
             Multi-family and commercial                       ---                      ---
                                                           -------                   ------
                 Total foreclosed assets, net                  107                      ---
                                                           -------                   ------
                 Total non-performing assets                 $ 391                    $ 544
                                                           =======                    =====

                 Total non-performing loans
                 as a % of total loans                        .17%                     .36%

The decrease in non-performing loans at March 31, 2000 as compared to September 30, 1999 was principally due to the foreclosure of one loan, which resulted in the Company acquiring title to the mortgaged property. The net realizable value of the property, totaling $107,000, was transferred to other real estate, and since the net realizable value exceeded the Company's carrying value, the Company recorded no loss. In addition, non-performing loans decreased from the payoff of several past due loans, when the estates of deceased borrowers were settled.

The following table summarizes the activity in other real estate for the periods presented:

                                                               Six Months Ended March 31,
                                                             ------------------------------
                                                             2000                      1999
                                                             ----                      ----
                                                                      (In thousands)
          Other real estate beginning of
             period                                       $    ---                    $   53
          Transfer of loans to other real
             estate owned                                      107                        32
          Write-downs of other real estate                     ---                       (17)
          Sales of other real estate, net                      ---                       (23)
                                                           -------                    -------
          Other real estate end of period                    $ 107                    $   45
                                                             =====                    =======

Additionally, at March 31, 2000, the Company had identified approximately $245,000 in loans having more than normal credit risk, principally all of which, were secured by real estate. The Company believes that if economic and/or business conditions change in its lending area, some of these loans could become non-performing in the future.

The allowance for loan losses was $2.2 million, or 1.33%, of period end loans at March 31, 2000, and provided coverage of non-performing loans of 761.6%, compared to 1.37% and coverage of 384.7% as of September 30, 1999. The following summarizes the activity in the allowance for loan losses:

                                                                  Six Months Ended March 31,
                                                            -------------------------------------
                                                               2000                         1999
                                                            --------                       ------
                                                                      (In thousands)
        Allowance at beginning of the period                $ 2,093                       $ 1,950
            Charge-offs                                         (40)                          (36)
            Recoveries                                           10                            26
                                                           ---------                      --------
                Net charge-offs                                 (30)                          (10)
            Provision for loan losses                           100                            90
                                                           --------                      --------
        Allowance at end of the period                      $ 2,163                       $ 2,030
                                                            =======                       =======

Total deposits were $221.5 million at March 31, 2000, up $2.4 million, or 1.1%, from the $219.1 million at September 30, 1999. The following table shows the deposit composition as of the two dates:

                                                                March 31, 2000                        September 30, 1999
                                                       ----------------------------------     ---------------------------------
                                                        (In thousands)     % of Deposits      (In thousands)    % of Deposits
         Savings                                           $ 80,661             36.4%           $ 81,894             37.4%
         Money market                                         6,192              2.8               6,435              2.9
         NOW                                                 17,176              7.8              14,833              6.8
         Non-interest demand                                  8,839              4.0               8,918              4.1
         Certificates of deposits                           108,677             49.0             106,984             48.8
                                                            -------            -----             -------            -----
                                                           $221,545            100.0%           $219,064            100.0%
                                                            =======            =====             =======            =====

      The increase in deposits was generated principally by the Middleburgh branch, which opened in August 1999. In addition, in February 2000, the Company opened its seventh full-service branch in Oak Hill, and the Company expects this branch to contribute to its strategy of growing its core deposits. Core deposits, representing all deposits other than certificates of deposit, represent approximately 51.0% of total deposits.

      The Company increased its borrowings with the Federal Home Loan Bank of New York ("FHLB"), to $62.7 million at March 31, 2000, an increase of $6.6 million from the $56.1 million at September 30, 1999. The additional borrowings were used to fund the Company's loan growth and stock repurchases. At March 31, 2000, the Company still had additional available credit of $4.2 million under its overnight line and $6.9 million under its one-month advance program with the FHLB.

      Shareholders' equity at March 31, 2000 was $56.1 million, a decrease of $3.1 million or 5.2% from the $59.2 million at September 30, 1999. The decrease was principally caused by the Company's repurchase of 200,000 shares of its stock at a cost of $2.9 million and the $2.4 million adverse change in the Company's net unrealized gain (loss) on AFS securities net of taxes, due to recent increases in market interest rates, as well as the increase in the level of spreads over treasuries. Offsetting the decreases were the $1.4 million of net income retained after cash dividends and the $.8 million increase in shareholders' equity due to the amortization of restricted stock awards, release of shares under the Company's ESOP, and the proceeds from the exercise of stock options.

      Shareholders' equity as a percentage of total assets was 16.2% at March 31, 2000 compared to 17.3% at September 30, 1999. Book value per common share was $15.01 at March 31, 2000, down from $15.15 at September 30,
      1999, due principally to the adverse change in the Company's net unrealized gain (loss) in AFS securities, net of taxes.


COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
1999

General

For the three months ended March 31, 2000, the Company recorded net income of $1,124,000, an increase of $83,000, or 8.0%, compared to the three month period ended March 31, 1999. Diluted earnings per share were $.34, an increase of 25.9% compared to diluted earnings per share of $.27 for the three months ended March 31, 1999. Basic earnings per share were $.34 for the three month period, an increase of 25.9% compared to $.27 for the comparable quarter. For the three months ended March 31, 2000, weighted average common shares - basic were 3,287,894, down 562,135, or 14.6% from the comparable period, due to the Company's share repurchase programs.

Annualized return on average assets for the three months ended March 31, 2000 and 1999, was 1.32% and 1.31%, respectively, and the annualized return on average equity was 8.26% and 6.23%, respectively.

Net Interest Income

Net interest income on a tax equivalent basis for the three months ended March 31, 2000, was $3.2 million, an increase of $195,000, or 6.5%, when compared to the three months ended March 31, 1999. The increase was principally volume related as the Company increased its average earning assets $26.5 million, or 8.7%, more than offsetting the increase in interest expense from the Company's funding of its stock repurchase program. The Company funded the share repurchases, along with its growth in earning assets, principally with borrowings and, to a lesser extent, deposit growth.

Interest income for the three months ended March 31, 2000 was $6.2 million on a tax equivalent basis, an increase of $644,000, or 11.6%, over the comparable period last year. The $26.5 million increase in the average volume of earning assets had a direct positive effect on interest income as the Company sought to leverage its excess capital. The Company also benefited from a 20 basis point increase in the yield on its average earning assets caused primarily by increases in the yield earned on its loans, securities and MBS portfolios due to higher market interest rates.

Average earning assets increased principally in the loan and securities portfolios, which on average grew 10.9% and 6.7%, respectively. Loan growth was principally in 15 year fixed rate one-to-four family mortgages and the Company's indirect auto program. Yield on the average loan portfolio was 7.72%, up 6 basis points from the comparable quarter due to an increase in the percentage of higher yielding consumer and commercial loans. Consumer and commercial loans represented 15.9% of average loans, up from 12.9% in the comparable quarter.

Average MBS were $69.1 million for the three months ended March 31, 2000, down $6.9 million or 9.1% from the comparable period due principally to payments. The Company used some of the proceeds to fund higher yielding loans rather than purchase additional MBS. The average yield on MBS was 6.74%, up 35 basis points from the comparable period, as the interest rates on the Company's MBS's with underlying teaser rate ARM's purchased in prior periods continue to reset to higher rates. Management expects the average yield of these ARM's to continue to increase as they adjust to their fully indexed rate; however, the actual increase will depend upon the level of the one-year constant maturity treasury index when the rates adjust.

Average securities increased $17.5 million, or 21.1%, as the Company purchased in 1999 longer call protected bank qualified municipals and non-callable corporate securities to increase yields and reduce reinvestment risk. The average yield on the securities portfolio for the three months ended March 31, 2000, was 7.61%, an increase of 18 basis points from the comparable period, as the Company replaced securities called and/or matured with higher yielding municipals and corporates. Municipal securities now represent 52.5% of average securities, compared to 46.6% in the comparable period.

Interest expense for the three months ended March 31, 2000, was $3.0 million, an increase of $449,000, or 17.6%. The increase was principally due to the higher volume of average interest-bearing liabilities, as well as an increase in the Company's cost of funds. Average interest-bearing liabilities were $277.3 million, an increase of $33.9 million, or 13.9%, as the Company borrowed in order to fund its earning asset growth and the stock repurchase program. Average short-term borrowings were $47.3 million for the three months ended March 31, 2000, up $38.4 million from the comparable three-month period. The cost of funds increased 11 basis points to 4.35% as the Company's short-term borrowing costs increased 103 basis points to 5.96% due to the rising level of short-term interest rates. Somewhat offsetting the increase in short-term borrowing costs was a 19 basis point drop in the cost of average interest-bearing deposits to 3.92% as the Company benefited from a 31 basis point decline in its average CD costs. The Company expects that the average cost of its CD portfolio will begin to increase due to the rising level of interest rates and competitive pressures.

The Company's net yield on average earning assets was 3.88% for the three months ended March 31, 2000, down 11 basis points compared to the same period of the prior year. The decrease was principally caused by the reduced level of no cost funding sources as the Company funded its stock repurchase program with short-term borrowings, which increased the percentage of earning assets funded by interest-bearing liabilities. For the three months ended March 31, 2000, the Company had $53.4 million of average earning assets with no funding costs, a decrease of $7.4 million, or 12.2%, from the three months ended March 31, 1999.

For more information on average balances, interest, yield and rate, please refer to Table #1, included in this report.

Provision for Loan Losses

The Company establishes an allowance for loan losses based on an analysis of risk factors in its loan portfolio. This analysis includes concentrations of credit, past loan loss experience, current economic conditions, amount and changes to the composition of loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing loans.

The provision for loan losses was $50,000, or .13% of average loans for the three months ended March 31, 2000, up $5,000 or 11.1% from the comparable period of the prior year. The increase was principally based on loan growth, as well as the change in portfolio mix as the provision annualized, represented .13% of average loans in both periods. The Company had net charge-offs of $27,000 or
 .07% of average loans for the quarter, compared to net recoveries of $1,000 in the comparable period. Non-performing loans were $284,000 as of March 31, 2000, or .17% of total loans, a decrease of $468,000 from March 31, 1999, when they were .52% of total loans. At March 31, 2000, the allowance for loan losses was
$2,163,000,   or  1.33%,  of  period  end  loans,   and  provided   coverage  of
non-performing loans of 761.6% compared to 1.40% and 270.0%, respectively, as of March 31, 1999.

Non-Interest Income

Non-interest income was $256,000 for the three months ended March 31, 2000, up $26,000, or 10.2%, excluding the $24,000 of security losses realized during the current quarter; there were no gains or losses in the comparable period. Service fees on deposit accounts increased $10,000, or 11.1%, as the Company continues to promote checking accounts to increase its core deposits. The Company also earned $16,000 in fees from ATM surcharges during the quarter on non-customer transactions; the Company did not charge this fee in the comparable period.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2000 was $1,607,000, an increase of $65,000, or 4.2%, over the comparable period last year. The increase was principally the cost attributable to our new branch in Oak Hill, which opened in February 2000, including promotional and start-up costs, as well as the ongoing costs of our Middleburgh office, which opened in August 1999.

Salaries and employee benefits for the three months ended March 31, 2000, were $927,000, an increase of $46,000, or 5.2%, principally from staffing our new branches. Advertising, as well as occupancy and equipment were all higher due to the new branches.

Income Tax Expense

Income tax expense for the three months ended March 31, 2000, was $315,000, a decrease of $42,000, or 11.8%, from the comparable period last year. The Company's effective tax rates for the three months ended March 31, 2000 and 1999, were 21.89% and 25.54%, respectively. The decrease in both the effective tax rate and income tax expense is principally the impact of the Company's tax-exempt securities, primarily bank qualified municipals.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

General

For the six months ended March 31, 2000, the Company recorded net income of $2,226,000, an increase of $204,000, or 10.0%, compared to the six month period ended March 31, 1999. Diluted earnings per share were $.66, an increase of 26.9% compared to diluted earnings per share of $.52 for the six months ended March 31, 1999. Basic earnings per share were $.66 for the six month period, an increase of 24.5% compared to $.53 for the comparable six month period. For the six months ended March 31, 2000, weighted average common shares - basic were 3,348,466, down 496,128, or 12.9%, due to the Company's share repurchase programs.

Annualized return on average assets for the six months ended March 31, 2000 and 1999, was 1.30% and 1.27%, respectively, and return on average equity was 7.94% and 6.01%, respectively.

Net Interest Income

Net interest income for the six months ended March 31, 2000, was $6.4 million on a full tax equivalent basis, an increase of $419,000, or 7.0%, when compared to the six months ended March 31, 1999. The increase was principally volume related as the Company increased its average earning assets $24.8 million, or 8.1%, more than offsetting the increase in interest expense from the borrowings used to fund its share repurchases and corporate owned life insurance ("COLI"). The Company funded the share repurchases, the COLI purchase and its earning asset growth, principally with borrowings and, to a lesser extent, deposit growth.

Interest income for the six months ended March 31, 2000 was $12.3 million on a tax equivalent basis, an increase of $1,176,000, or 10.6%, over the comparable period. The $24.8 million, or 8.1%, increase in the average volume of earning assets had a positive effect on interest income as the Company sought to leverage its excess capital. Furthermore, the Company benefited from a 17 basis point increase in the yield on its average earning assets.

Average earning assets increased principally in the loan and securities portfolios, which on average grew 10.8% and 5.8%, respectively. Loan growth was principally due to the promotion of a 15 year fixed rate mortgage product, which increased volume, but had an adverse impact on the loan portfolio yield since the loans were originated at rates below the average portfolio yield. In addition, the Company, due to lower market interest rates in late 1998 and early 1999, experienced higher loan prepayments, and refinancing of its existing portfolio, which together with the loan promotion caused the yield on the loan portfolio to decrease 4 basis points to 7.70%.

Average MBS were $70.4 million for the six months ended March 31, 2000, down $10.3 million, or 12.8%, from the comparable period. The average yield on MBS was 6.70%, up 35 basis points from the comparable period, as interest rates on the Company's MBS ARM's purchased in prior periods with teaser rates continue to reset to higher rates. Management expects the average yield of these ARM's to continue to increase as they adjust to their fully indexed rate; however, the actual increase will depend upon the level of the one-year constant maturity treasury index when the rates adjust.

Average other securities increased $19.7 million, or 24.2%, as the Company purchased in 1999 longer call protected bank qualified municipals and non-callable corporate securities to increase yields and reduce reinvestment risk if rates decline. The average yield on the other securities portfolio for the six months ended March 31, 2000, was 7.60%, an increase of 17 basis points from the comparable period, as the Company replaced securities called or matured with higher yielding municipals. Municipal securities now represent 52.5% of average other securities, compared to 45.9% in the comparable period.

Interest expense for the six months ended March 31, 2000, was $5.9 million, an increase of $757,000, or 14.6%. The change was principally due to an increase in the average volume of interest-bearing liabilities offset somewhat by a 2 basis point decrease in the Company's cost of funds. Average interest-bearing liabilities were $275.8 million, an increase of $35.4 million, or 14.7%, as the Company borrowed in order to fund the Company's stock repurchases, its COLI purchase and earning asset growth. Average short-term borrowings were up $36.1 million, as the Company funded its stock repurchases and its earning asset growth, as well as repaid called long-term borrowings. Average long-term borrowings were $19.7 million for the six months ended March 31, 2000, down $5.3 million from the comparable six-month period due to the repayment of called borrowings. In addition, the Company continues to grow its core deposits with average Now accounts up $2.7 million, or 19.8%, and average savings up $2.1 million, or 2.7%. The Company's cost of funds decreased 2 basis points to 4.30%, as the Company generally lowered its deposit costs in late 1998 and early 1999. Average deposit costs for the six-month period ended March 31, 2000, were down 28 basis points to 3.92%, more than offsetting the 72 basis point rise in short-term borrowing costs due to an increase in short-term interest rates.

The Company's net yield on average earning assets was 3.86% for the six months ended March 31, 2000, down 5 basis points compared to 3.91% for the comparable period of the prior year. The decrease was principally caused by the Company's stock repurchase program, which reduced the level of no-cost funding sources, and increased the amount of earning assets funded by average interest-bearing liabilities. For the six months ended March 31, 2000, the Company had $52.3 million of average earning assets with no funding costs, a decrease of $10.6 million, or 16.3%, from the six months ended March 31, 1999.

For more information on average balances, interest, yield and rate, please refer to Table #2, included in this report.

Provision for Loan Losses

The provision for loan losses was $100,000, or .13% annualized of average loans for the six months ended March 31, 2000, up $10,000, or 11.1%. The increase was principally based on loan growth, as well as the change in portfolio mix, as the provision represented .13% of average loans in both periods.

Non-Interest Income

Non-interest income was $455,000 for the six months ended March 31, 2000, an increase of $44,000, or 10.7% from the six months ended March 31, 1999. The increase was principally due to two quarters of investment performance on the Company's corporate-owned life insurance in this period compared to only one quarter in the prior period. The cash surrender value increased by $134,000. Offsetting most of that increase was the $139,000 change in net security transactions. In the six months ended March 31, 2000, the Company realized losses of $117,000 compared to gains of $22,000 in the comparable period. In addition, service fees on deposit accounts increased $28,000, or 15.7%, as the Company continues to promote checking related products to increase core deposits and diversify its revenues. Furthermore, the Company earned $32,000 in fees from ATM surcharges on non-customer transactions; the Company did not charge this fee in the comparable period.

Non-Interest Expense

Non-interest expense for the six months ended March 31, 2000 was $3,200,000, an increase of $193,000, or 6.4%, over the comparable period last year. The increase was principally the cost attributable to our two new branches, which opened in August 1999 and February 2000.

Salaries and employee benefits were up $102,000, or 5.8%, principally from staffing the two new offices. Advertising, as well as occupancy, equipment and supplies were all higher, principally from the new branches.

Income Tax Expense

Income tax expense for the six months ended March 31, 2000, was $608,000, a decrease of $142,000, or 18.9%, from the comparable period last year. The Company's effective tax rates for the six months ended March 31, 2000 and 1999, were 21.45% and 27.06%, respectively. The decrease in both the effective tax rate and income tax expense is principally the impact of the Company's purchase of tax-exempt securities, primarily bank qualified municipals, as well as the non-taxable increase in the cash surrender value of the COLI.

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

Net cash provided by operating activities was $1,635,000 for the three months ended March 31, 2000, a decrease of $677,000 from the comparable three month period. The decrease was principally the change in other liabilities caused by a decrease in official bank checks outstanding. Official bank checks decreased principally as a result of the Company's payment of real estate taxes for mortgage borrowers using escrowed funds earlier in September 1999 than in September 1998.

Investing activities used $6.2 million in the three months ended March 31, 2000, as the Company increased its assets principally from the $10.0 million increase in loans, $.8 million purchase of FHLB stock and $.7 million in capital expenditures principally for the construction of a new full service branch, offset somewhat by a $5.4 million reduction in securities. Financing activities provided $5.1 million, as the Company experienced a $16.6 million increase in short-term borrowings, somewhat offset by a $10.0 million payoff of long-term borrowings. Furthermore, the Company experienced a $2.5 million deposit increase and used $2.9 million to fund its stock repurchase program and $.8 million to pay cash dividends. For more details concerning the Company's cash flows, see "Consolidated Statements of Cash Flows."

An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $221.5 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of March 31, 2000, deposit accounts having balances in excess of $100,000 totaled $23.6 million, or 10.7%, of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The OTS required minimum liquidity ratio is currently 4% measured on a monthly basis and for the month of March 2000, the Bank exceeded that, maintaining an average liquidity ratio of 34.6%, primarily due to the large percentage of its assets represented by AFS securities.

The Company anticipates that it will have sufficient funds to meet its current commitments. At March 31, 2000, the Company had commitments to originate loans of $3.6 million. In addition, the Company had undrawn commitments of $3.9 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at March 31, 2000, totaled $80.9 million, and management believes that a significant portion of such deposits will remain with the Company.

Although there are no minimum capital ratio requirements for the Company, the Bank is required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios at March 31, 2000, compared to the OTS minimum capital requirements:

                                 Actual                       Minimum
                                 Amount        %               Amount      %
                                 ------       ---              ------     --
                                          (Dollars in thousands)

       Tangible Capital         $52,308      14.93%           $ 5,257     1.5%
       Core Capital              52,308      14.93             14,018     4.0
       Risk Based Capital        54,471      30.32             14,372     8.0

At March 31, 2000, the Company had $4.9 million of available resources at the holding company level on an unconsolidated basis to use for direct activities of the Company. Furthermore, the Company has the ability to obtain dividends from the Bank to provide additional funds. However, OTS regulations require advance OTS approval before the Bank can declare a dividend if dividends paid during the two prior years plus the current period exceed dividends paid during that same period. The Bank has already paid dividends to the Company in the past two years in excess of that amount. Therefore, OTS approval for additional dividends from the Bank to the Company would be required unless and until the passage of time and new net income from the Bank cause cumulative dividends on a rolling basis to fall below that threshold. The Company has already applied and received approval to declare and receive dividends of $2.0 million in June and September 2000, as well as $1.0 million in December 2000.

Year 2000 Disclosure

Concerns over the arrival of the Year 2000 ("Y2K") and its impact on the embedded computer technologies used by financial institutions, among others, led bank regulatory authorities to require substantial advance testing and preparations by all banking organizations, including the Company. As of the date of this filing, the Company has experienced no material problems in connection with the arrival of Y2K, either in connection with the services and products it provides to its customers or in connection with the services and products it receives from third party vendors or suppliers. However, while no such occurrence has developed, Y2K issues may arise that may not become immediately apparent. Therefore, the Company will continue to monitor and work to remedy any issues that arise. Although the Company expects that its business will not be materially impacted, such future events cannot be known with certainty.

                   PART I - FINANCIAL INFORMATION (continued)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company believes there have been no material changes in the Company's interest rate risk position since September 30, 1999, however, in a rising interest rate environment that we are currently experiencing, the Company net interest income becomes more adversely exposed to rising rates. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

               TABLE #1 AVERAGE BALANCES, INTEREST, YIELD AND RATE

      The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments, principally on municipal securities, totaled $346,000 and $260,000 for the three-month periods ended March 31, 2000 and 1999, respectively. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                                       THREE MONTH PERIODS ENDED
                                                        March 31, 2000                         March 31, 1999
                                           -------------------------------------  ----------------------------------------
                                            Average                                Average
                                            Balance     Interest     Yield/Rate    Balance       Interest       Yield/Rate
                                            -------     --------     ----------    -------       --------       ----------
                                                                     (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                     $160,863     $ 3,103       7.72%       $145,027        $ 2,778          7.66%
  Mortgage-backed securities                  69,111       1,164       6.74%         76,017          1,215          6.39%
  Securities                                 100,593       1,914       7.61%         83,069          1,543          7.43%
  Federal funds sold and other                   112           2       7.18%             96              3         12.67%
                                         -----------    --------                  ---------       --------
  Total interest-earning assets              330,679       6,183       7.48%        304,209          5,539          7.28%
                                                          ------                                    ------
Allowance for loan losses                     (2,147)                                (1,995)
Other assets, net                             14,781                                 19,852
                                           ---------                              ---------
  Total Assets                              $343,313                               $322,066
                                            ========                               ========
Interest-Bearing Liabilities
  Savings deposits                          $ 80,755        $598       2.98%       $ 79,863           $585          2.97%
  Money market                                 6,083          47       3.11%          6,192             46          3.01%
  Now deposits                                16,725          81       1.95%         13,812             66          1.94%
  Certificates of deposit                    107,392       1,332       4.99%        107,680          1,406          5.30%
  Short-term borrowings                       47,324         701       5.96%          8,888            108          4.93%
  Long-term borrowings                        16,868         221       5.27%         25,000            322          5.22%
  Escrow and other                             2,176          17       3.14%          1,996             15          3.05%
                                           ---------    --------                  ---------       --------
  Total interest-bearing
liabilities                                  277,323       2,997       4.35%        243,431          2,548          4.24%
                                                         -------                                   -------
Non-interest bearing                           8,572                                  7,247
Other liabilities                              2,661                                  3,611
Shareholders' equity                          54,757                                 67,777
                                             -------                                -------
  Total Equity and Liabilities              $343,313                               $322,066
                                            ========                               ========

  Net interest income                                     $3,186                                    $2,991
                                                          ======                                    ======
  Net interest rate spread                                             3.13%                                        3.04%
                                                                       ====                                         ====
  Net yield on average
interest-earning assets                                                3.88%                                        3.99%
                                                                       ====                                         ====
  Average interest earning
   assets to average interest
    bearing liabilities                       119.24%                                124.97%
                                              ======                                 ======
  Earning Assets/Total Assets                  96.32%                                 94.46%
                                               =====                                  =====

               TABLE #2 AVERAGE BALANCES, INTEREST, YIELD AND RATE

      The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments, principally on municipal securities, totaled $693,000 and $495,000 for the six month periods ended March 31, 2000 and 1999, respectively. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                                     SIX MONTH PERIODS ENDED
                                        --------------------------------------------------------------------------------
                                                     March 31, 2000                              March 31, 1999
                                        --------------------------------------      ------------------------------------
                                         Average                                    Average
                                         Balance      Interest      Yield/Rate      Balance       Interest    Yield/Rate
                                         -------      --------      ----------      -------       --------    ----------
                                                        (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                 $158,708       $ 6,109         7.70%        $143,273       $ 5,542        7.74%
  Mortgage-backed securities              70,364         2,357         6.70%          80,673         2,563        6.35%
  Securities                             100,902         3,835         7.60%          81,245         3,019        7.43%
  Federal funds sold and other                89             3         6.74%              78             4       10.28%
                                       ---------      --------                      --------       -------
  Total interest-earning assets          330,063        12,304         7.46%         305,269        11,128        7.29%
                                                        ------                                      ------
Allowance for loan losses                (2,131)                                     (1,980)
Other assets, net                         15,202                                      15,024
                                          ------                                      ------
  Total Assets                          $343,134                                    $318,313
                                        ========                                    ========
Interest-Bearing Liabilities
  Savings deposits                      $ 80,962        $1,207         2.98%        $ 78,831        $1,192        3.03%
  Money market                             6,170            95         3.08%           6,145            91        2.97%
  Now deposits                            16,119           157         1.95%          13,457           131        1.95%
  Certificates of deposit                107,208         2,666         4.97%         107,798         2,904        5.40%
  Short-term borrowings                   43,341         1,257         5.80%           7,194           180        5.02%
  Long-term borrowings                    19,670           516         5.25%          25,000           651        5.22%
  Escrow and other                         2,310            34         2.94%           1,938            26        2.69%
                                           -----      --------                         -----      --------
  Total interest-bearing
liabilities                              275,780         5,932         4.30%         240,363         5,175        4.32%
                                                       -------                                     -------
Non-interest bearing                       8,646                                       6,888
Other liabilities                          2,640                                       3,584
Shareholders' equity                      56,068                                      67,478
                                          ------                                      ------
  Total Equity and Liabilities          $343,134                                    $318,313
                                        ========                                    ========

  Net interest income                                   $6,372                                      $5,953
                                                        ======                                      ======
  Net interest rate spread                                             3.16%                                      2.97%
                                                                       ====                                       ====
  Net yield on average
interest-earning assets                                                3.86%                                      3.91%
                                                                       ====                                       ====
  Average interest earning
   assets to average interest
   bearing liabilities                   119.68%                                     127.00%
                                         ======                                      ======
  Earning Assets/Total Assets             96.19%                                      95.90%
                                          =====                                       =====

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q

                                 MARCH 31, 2000



                           PART II - OTHER INFORMATION

            Item 1.     Legal Proceedings

            In the ordinary course of business, the Company and the Bank may be subject to legal actions which involve claims for monetary relief. Management, based on advice of counsel, does not believe that any currently known legal actions, individually or in the aggregate will have a material effect on its consolidated financial condition or results of operation.

            Item 2.     Change in Securities
                                    None

            Item 3.     Defaults on Senior Securities
                                    Not Applicable

            Item 4.     Submission of Matters to a Vote of Security Holders


            At the annual meeting of shareholders held on February 15, 2000, there were 3,400,051 voting shares present in person or by proxy, which represented 90.98% of the Company's outstanding shares eligible to vote of 3,737,108. Votes were taken on the following shareholder proposals:

                    Proposal #1  "Election  of two  directors  to serve  for
                                 three-year terms and until their successors have been duly elected and qualified."


                                            Votes
                                             For           %     Withheld     %
                                             ----        -----   ---------  ----

                     George P. Jones       3,378,684     99.4     21,367     .6

                     Hugh J. Quigley       3,378,784     99.4     21,267     .6


                    The Board of Directors of the Company currently consists of six members. In addition to the directors named above, continuing directors are Wilbur J. Cross, Allan D. Oren, Richard A. Marshall, and Edward P. Stiefel.

                    Proposal #2  "Ratification of the appointment of KPMG LLP
                                 as auditors for the Company for the fiscal year ending September 30, 2000."


                      Votes                   Votes
                       For          %        Against     %     Abstain     %
                      ----        ----       --------  ----    --------   ---

                    3,364,873     99.0       16,372    .5      18,806      .5


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


                                         CATSKILL FINANCIAL CORPORATION


Date: May 12, 2000                        /s/ Wilbur J. Cross
                                         --------------------
                                         Wilbur J. Cross
                                         Chairman of the Board, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)



Date: May 12, 2000                        /s/ David J. DeLuca
                                         --------------------
                                         David J. DeLuca
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)