Form 10-Q
period 2000-06-30
CATSKILL FINANCIAL CORP
filed 2000-08-14
CIK 1005512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                 ---------    ---------


                         Commission File Number 0-27650

                         CATSKILL FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         14-1788465
     ------------------------------                           ----------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

                       341 MAIN STREET, CATSKILL, NY 12414
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Common Shares, $.01 par value                      3,737,519
   -----------------------------                 ---------------------
         (Title of class)                   (outstanding at July 31, 2000)

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                  June 30, 2000




INDEX
-----

PART I        FINANCIAL INFORMATION                                                   Page
------        ---------------------

Item 1.       Consolidated Interim Financial Statements

              Consolidated Statements of Financial Condition as of
              June 30, 2000 (Unaudited) and September 30, 1999......................    1

              Consolidated Statements of Income for the three
              months and nine months ended June 30, 2000 and 1999
              (Unaudited)...........................................................    2


              Consolidated   Statements   of   Changes  in
              Shareholders'  Equity  for the  nine  months
              ended June 30, 2000 and 1999
              (Unaudited)...........................................................    3

              Consolidated Statements of Cash Flows for the nine
              months ended June 30, 2000 and 1999 (Unaudited).......................    4

              Notes to Unaudited Consolidated Interim Financial Statements..........    5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.............................................    7


Item 3.       Quantitative and Qualitative Disclosures about Market Risk............   19

PART II.      OTHER INFORMATION


Item 1.       Legal Proceedings.....................................................   22

Item 2.       Changes in Securities.................................................   22

Item 3.       Default on Senior Securities..........................................   22

Item 4.       Submission of Matters to a Vote of Security Holders...................   22

Item 5.       Other Information.....................................................   22

Item 6.       Exhibits and Reports on Form 8-K......................................   22


              Signatures............................................................   23

                         CATSKILL FINANCIAL CORPORATION
                 Consolidated Statements of Financial Condition
                 (In thousands, except share and per share data)


                                                                June 30,         September 30,
                                                                 2000               1999
                                                                -----               ----
                                                             (Unaudited)
                                                             -----------
Assets:

Cash and due from banks                                     $     3,585          $     3,025
Federal funds sold                                               44,500                  ---
                                                               --------         ------------
          Total cash and cash equivalents                        48,085                3,025
Securities available for sale, at fair value                     75,944              165,833
Federal Home Loan Bank of NY stock, at cost                       3,461                2,634
Loans receivable, net                                           167,196              150,821
Corporate-owned life insurance                                   10,761               10,381
Accrued interest receivable                                       1,546                2,576
Premises and equipment, net                                       3,822                3,297
Other real estate owned                                             ---                  ---
Other assets                                                      5,428                3,014
                                                              ---------           ----------
          Total assets                                      $   316,243          $   341,581
                                                               ========             ========

Liabilities and Shareholders' Equity:
Liabilities
   Deposits:
     Non-interest bearing                                   $     9,152          $     8,918
     Interest bearing                                           212,287              210,146
                                                               --------             --------
          Total deposits                                        221,439              219,064
   Short-term borrowings                                         20,000               31,100
   Long-term borrowings                                          15,000               25,000
   Mortgagors' escrow deposits                                    2,616                2,449
   Other liabilities                                              3,669                4,756
                                                              ---------           ----------
          Total liabilities                                 $   262,724          $   282,369
                                                               --------             --------
Shareholders' equity
   Preferred stock, $.01 par value; authorized
     5,000,000 shares
   Common stock, $.01 par value; authorized
     15,000,000 shares; 5,686,750 shares issued                     ---                  ---
      at June 30, 2000 and September 30, 1999                        57                   57

   Additional paid-in capital                                    55,146               55,114
   Retained earnings, substantially restricted                   34,483               39,997
   Unallocated common stock acquired by ESOP                     (3,640)              (3,753)
   Unearned management recognition plan                            (685)              (1,011)
   Treasury  stock,  at cost (1,949,231 shares at
     June 30, 2000 and 1,778,342
     shares at September 30, 1999)                              (30,943)             (28,521)
   Accumulated other comprehensive income (loss)                   (899)              (2,671)
                                                            -----------           ----------
         Total shareholders' equity                              53,519               59,212
                                                              ---------            ---------
         Total liabilities and shareholders' equity         $   316,243          $   341,581
                                                               ========             ========

 See accompanying notes to unaudited consolidated interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)



                                                                THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                                     June 30,                                     June 30,
                                                             2000                1999                    2000                  1999
                                                             ----                ----                    ----                  ----
                                                                   (Unaudited)                                  (Unaudited)
Interest and dividend income:
     Loans                                            $     3,248           $     2,801           $     9,357           $     8,343
     Securities available for sale:
               Taxable                                      1,838                 1,992                 5,792                 5,941
               Non-taxable                                    609                   570                 2,046                 1,598
     Investment securities held to maturity                   ---                   ---                   ---                    43
     Federal funds sold and other                             124                     1                   127                     5
     Federal Home Loan Bank of NY stock                        57                    33                   165                   100
                                                     ------------          ------------           -----------          ------------
          Total interest and dividend income                5,876                 5,397                17,487                16,030

Interest expense:
     Deposits                                               2,118                 2,112                 6,277                 6,456
     Short-term borrowings                                    711                   124                 1,968                   304
     Long-term borrowings                                     198                   325                   714                   976
                                                      -----------           -----------            ----------            ----------
          Total interest expense                            3,027                 2,561                 8,959                 7,736
                                                       ----------            ----------             ---------             ---------
Net interest income                                         2,849                 2,836                 8,528                 8,294

Provision for loan losses                                      50                    50                   150                   140
                                                     ------------          ------------            ----------          ------------
     Net interest income after provision for
         loan losses                                        2,799                 2,786                 8,378                 8,154
                                                      -----------           -----------             ---------           -----------

Non-interest income:
     Corporate-owned life insurance                           123                   127                   380                   250
     Service fees on deposit accounts                         106                    92                   312                   270
     Net securities gains (losses)                        (11,683)                  ---               (11,800)                   22
     Other income                                              55                    40                   164                   128
                                                      -----------           -----------            ----------           -----------
          Total non-interest income                       (11,399)                  259               (10,944)                  670
                                                        ---------            ----------             ---------            ----------


Non-interest expense:
     Salaries and employee benefits                           936                   921                 2,790                 2,673
     Advertising and business promotion                        41                    31                   147                    89
     Net occupancy on premises                                119                   125                   353                   318
     Federal deposit insurance premiums                        12                     6                    31                    19
     Postage and supplies                                      85                    88                   264                   247
     Data processing fees                                     127                   131                   385                   398
     Equipment                                                 53                    46                   173                   121
     Professional fees                                         70                    74                   191                   215
     Other real estate operations, net                        (23)                   (1)                  (20)                   32
     Merger related transaction costs                         163                   ---                   163                   ---
     Other                                                    193                   156                   499                   472
                                                      -----------           -----------           -----------           -----------
          Total non-interest expense                        1,776                 1,577                 4,976                 4,584
                                                       ----------           -----------            ----------            ----------
Income (loss) before taxes (benefit)                      (10,376)                1,468                (7,542)                4,240
          Income tax expense (benefit)                     (3,917)                  369                (3,309)                1,119
                                                      -----------           -----------            ----------            ----------
Net income (loss)                                     $    (6,459)          $     1,099           $    (4,233)          $     3,121
                                                     ============           ===========           ===========            ==========
Basic earnings (loss) per common share                ($     1.96)          $       .29           ($     1.27)          $       .81
Diluted earnings (loss) per common share              ($     1.96)          $       .28           ($     1.27)          $       .80
Weighted Average Common Shares-Basic                    3,294,197             3,804,676             3,330,443             3,831,288
Weighted Average Common Shares-Diluted                  3,294,197             3,898,696             3,330,443             3,898,447



 See accompanying notes to unaudited consolidated interim financial statements.

                      CATSKILL FINANCIAL CORPORATION

        Consolidated Statements of Changes in Shareholders' Equity (In thousands, except share and per share data) (Unaudited)

                                                                                          Retained        Common      Unearned
                                                                           Additional     Earnings,       Stock       Management
                                                                    Common   Paid-in    Substantially   Acquired by   Recognition
                                                                     Stock   Capital      Restricted        ESOP         Plan
                                                                    ------   --------     -----------    ----------  ------------

   Balance at September 30, 1999                                      $ 57   $55,114        $39,997       $(3,753)     $(1,011)
   Comprehensive income (loss):
              Net income (loss)                                                              (4,233)
              Other comprehensive income (loss), net of tax:
                 Unrealized net losses arising during the
                    period on AFS securities (pre-tax $8,847)
                 Reclassification adjustment for net losses
                    realized in net income (pre-tax $11,800)

              Other comprehensive income

   Comprehensive loss

   Allocation of ESOP stock (11,373 shares)                                       40                          113

   Dividends paid on common stock ($.375 per share)                                          (1,274)

   Purchase of common stock (200,000 shares)

   Grant of restricted stock (2,250 shares)                                                      (7)

   Exercise of stock options (26,861 shares issued, net)                          (8)

   Amortization of unearned MRP compensation                                                                               355
                                                                ----------   ---------     --------       -------      -------

   Balance at June 30, 2000                                           $ 57    $55,146       $34,483       $(3,640)      $ (685)
                                                                      ====    =======      =======       ========      =======

   Balance at September 30, 1998                                      $ 57    $54,974       $37,374       $(3,981)     $(1,433)

   Comprehensive income:
              Net income                                                                      3,121
              Other comprehensive income (loss), net of tax:
                Unrealized net losses arising during the
                 period on AFS securities (pre-tax $5,054)
                Reclassification adjustment for gains
                 realized in net income (pre-tax $22)

              Other comprehensive income (losses)

   Comprehensive income

   Allocation of ESOP stock (11,386 shares)                                       48                          114

   Dividends paid on common stock ($.295 per share)                                          (1,162)

   Purchase of common stock (178,780 shares)
   Exercise of stock options (2,000 shares issued)                                               (7)

   Amortization of unearned MRP compensation
                                                                    ------   ---------       ------      --------         -------

   Balance at June 30, 1999                                           $ 57   $55,022        $39,326       $(3,867)        $(1,086)
                                                                      ====   =======        =======      ========        ========



                                                                               Accumulated
                                                                   Treasury       Other
                                                                    Stock,    Comprehensive    Comprehensive
                                                                    at Cost   Income (Loss)        Income          Total
                                                                  ---------- --------------    -------------     -------

   Balance at September 30, 1999                                  $(28,521)     $ (2,671)                        $59,212
   Comprehensive income (loss):
              Net income (loss)                                                                   $ (4,233)       (4,233)
              Other comprehensive income (loss), net of tax:
                 Unrealized net losses arising during the
                    period on AFS securities (pre-tax $8,847)                                       (5,692)
                 Reclassification adjustment for net losses
                    realized in net income (pre-tax $11,800)                                         7,464
                                                                                                  --------
              Other comprehensive income                                           1,772           1,772           1,772
                                                                                                  --------
   Comprehensive loss                                                                             $ (2,461)
                                                                                                 =========
   Allocation of ESOP stock (11,373 shares)                                                                          153

   Dividends paid on common stock ($.375 per share)                                                               (1,274)

   Purchase of common stock (200,000 shares)                        (2,888)                                       (2,888)

   Grant of restricted stock (2,250 shares)                             36

   Exercise of stock options (26,861 shares issued, net)               430                                           422

   Amortization of unearned MRP compensation                                                                         355
                                                                 ---------       -------                         -------
   Balance at June 30, 2000                                       $(30,943)         (899)                        $53,519
                                                                 =========       =======                         =======

   Balance at September 30, 1998                                  $(21,223)      $ 2,063                         $67,831

   Comprehensive income:
              Net income                                                                           $ 3,121         3,121
              Other comprehensive income (loss), net of tax:
                Unrealized net losses arising during the
                 period on AFS securities (pre-tax $5,054)                                          (3,033)
                Reclassification adjustment for gains
                 realized in net income (pre-tax $22)                                                  (13)
                                                                                                   -------
              Other comprehensive income (losses)                                 (3,046)           (3,046)       (3,046)
                                                                                                   -------
   Comprehensive income                                                                             $   75
                                                                                                   =======
   Allocation of ESOP stock (11,386 shares)                                                                          162

   Dividends paid on common stock ($.295 per share)                                                               (1,162)

   Purchase of common stock (178,780 shares)                        (2,894)                                       (2,894)
   Exercise of stock options (2,000 shares issued)                      32                                            25

   Amortization of unearned MRP compensation                                                                         347
                                                                 ---------       -------                           -----
   Balance at June 30, 1999                                       $(24,085)        $(983)                        $64,384
                                                                 =========       =======                         =======


 See accompanying notes to unaudited consolidated interim financial statements.

                         CATSKILL FINANCIAL CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                 Nine Months Ended
                                                                                      June 30,
                                                                              2000                1999
                                                                            --------            --------
              CASH FLOWS FROM OPERATING ACTIVITIES:                                  (Unaudited)
 Net income (loss)                                                          $ (4,233)          $  3,121
 Adjustments to reconcile  net income  (loss) to net cash provided by operating activities:
  Depreciation                                                                   221                156
  Net accretion on securities                                                   (414)              (115)
  Provision for loan losses                                                      150                140
  MRP compensation expense                                                       355                347
  ESOP compensation expense                                                      245                251
  Increase in cash surrender values on COLI                                     (380)              (250)
  Losses (gains) on sale of other real estate owned                              (24)                28
  Losses (gains) on sales of securities                                       11,800                (22)
  Net increase in other assets                                                (2,565)              (312)
  Net decrease in other liabilities                                           (1,179)              (554)
                                                                             -------           --------
 Net cash provided by operating activities                                     3,976              2,790
                                                                             -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/calls/paydown of investment securities                    ---              2,065
Net increase in loans                                                        (16,632)            (8,221)
Capital expenditures, net                                                       (746)              (480)
Purchase of corporate-owned life insurance                                       ---            (10,000)
Purchase of Federal Home Loan Bank stock                                        (827)              (101)
Purchase of AFS securities                                                    (4,809)           (48,052)
Proceeds from sale of securities available for sale                           77,965              5,394
Proceeds from maturity/calls/paydown of AFS securities                         8,300             34,991
Proceeds from sale of other real estate owned                                    131                 25
                                                                          ----------       ------------
Net cash provided (used) by investing activities                              63,382            (24,379)
                                                                            --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock option exercises                                         422                 25
Net increase in deposits                                                       2,375             10,102
Net increase in mortgagors' escrow deposits                                      167              1,870
Net increase (decrease) in short-term borrowings                             (11,100)            14,260
Repayment of long-term borrowings                                            (10,000)               ---
Cash dividends paid on common stock                                           (1,274)            (1,162)
Purchase of common stock for treasury                                         (2,888)            (2,894)
                                                                         -----------           --------
Net cash provided (used) by financing activities                             (22,298)            22,201
                                                                          ----------            -------
Net increase in cash and cash equivalents                                     45,060                612
Cash and cash equivalents at beginning of period                               3,025              2,795
                                                                           ---------            -------
Cash and cash equivalents at end of period                                  $ 48,085           $  3,407
                                                                            ========            =======
Supplemental disclosure of cash flow information:
   Interest paid                                                            $  8,925           $  7,717
   Taxes paid                                                                    596              1,234
Transfer of loans to other real estate owned                                     107                 32
Change in net unrealized gain (loss) on AFS securities,
net of change in deferred tax expense (benefit) of
$1,181 and $(2,030), respectively                                              1,772             (3,046)


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

        Note 2. Merger Agreement

               On June 7, 2000, the Company signed a definitive agreement by which Troy Financial Corporation ("Troy") will acquire all of the Company's outstanding shares for $23.00 in cash per share. The transaction (the "Merger") is expected to close by the end of 2000 and is subject to shareholder and regulatory approval.

               In connection with the Merger, the Company determined to sell its municipal and corporate bond portfolio, which had a book value of approximately $86.2 million, and represented approximately 52.2% of its total securities available for sale. The Merger agreement required the Company to complete the sale no later than 30 days from the date of agreement and further provides that if the aggregate pre-tax net sales proceeds were less than $73.2 million, the per share merger consideration would be reduced. On June 13, 2000, the Company completed the sale of the securities identified in the Merger agreement for approximately $74.5 million, and accordingly, the Company does not anticipate that the amount per share will be reduced.

        Note 3. Earnings (Loss) Per Share

               Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock is not considered outstanding and is only included in the computation of basic earnings per share on the date that they are fully vested. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity, such as the Company's stock options and unvested restricted stock. Furthermore, for the three and nine month periods ended June 30, 2000, weighted average common shares including potential dilution, excluded 76,459 and 45,292 shares, respectively, because they would have been antidilutive and reduced the reported diluted loss per share. Unallocated ESOP shares are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.

The following sets forth certain information regarding the calculation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended June 30:

                                                    (in thousands, except share and per share data)

                                                                 Three Months Ended                      Nine Months Ended
                                                                      June 30                                 June 30
                                                                     ----------                               -------

                                                             2000                  1999               2000                1999
                                                             ----                 -----               ----                ----
Net income (loss)                                        $    (6,459)         $     1,099         $    (4,233)         $     3,121
                                                         ===========          ===========         ===========          ===========

Weighted average common shares                             3,294,197            3,804,676           3,330,443            3,831,288

Dilutive effect of potential common shares
               related to stock compensation plans              --                 94,020                --                 67,159
                                                         -----------          -----------         -----------          -----------

Weighted average common shares including
               potential dilution                          3,294,197            3,898,696           3,330,443            3,898,447
                                                         ===========          ===========         ===========          ===========

Basic earnings (loss) per share                          $     (1.96)         $       .29         $     (1.27)         $       .81

Diluted earnings (loss) per share                        $     (1.96)         $       .28         $     (1.27)         $       .80

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q
                                  June 30, 2000


                   PART I - FINANCIAL INFORMATION (continued)
--------------------------------------------------------------------------------

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

On June 7, 2000, the Company signed a definitive agreement by which Troy Financial Corporation ("Troy") will acquire all of the Company's outstanding shares for $23.00 in cash per share. The transaction (the "Merger") is expected to close by the end of 2000 and is subject to shareholder and regulatory approval.

In connection with the Merger, the Company determined to sell its municipal and corporate bond portfolio, which had a book value of approximately $86.2 million, and represented approximately 52.2% of its total securities available for sale. The Merger agreement required the Company to complete the sale no later than 30 days from the date of agreement and further provides that if the aggregate pre-tax net sales proceeds were less than $73.2 million, the per share merger consideration would be reduced. On June 13, 2000, the Company completed the sale of the securities identified in the Merger agreement for approximately $74.5 million, and accordingly, the Company does not anticipate that the amount per share will be reduced. The Company realized a loss of approximately $11.7 million from the securities sale, which has adversely impacted the Company's operating performance for the three and nine-month periods ended June 30, 2000. In addition, the Company's operating earnings for the periods were also adversely impacted by $163,000 of non-deductible merger related transaction costs.

FORWARD-LOOKING STATEMENTS

               When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

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

FINANCIAL CONDITION
-------------------

Total assets were $316.2 million at June 30, 2000, a decrease of $25.4 million, or 7.4% from the $341.6 million at September 30, 1999. The decrease reflects the Company's sale of a substantial portion of its securities available for sale portfolio, as the Company, in connection with the Merger, sold its corporate and municipal bond portfolios. Part of the proceeds were used to paydown short-term borrowings, which reduced the Company's leverage and the balance of the proceeds, or approximately $44.5 million, were invested in lower yielding Federal Funds.

Cash and cash equivalents were $48.1 million, an increase of $45.1 million from the $3.0 million at September 30, 1999. The increase was principally in Federal Funds, as the Company reinvested part, or approximately $44.5 million, of the proceeds from its securities portfolio sale.

Securities available for sale ("AFS") were $75.9 million, down $89.9 million, or 54.2% from $165.8 million. The decrease was principally from the sale in June 2000 of the Company's corporate and municipal bond portfolios, which had an aggregate book value of approximately $86.2 million and resulted in net proceeds of approximately $74.5 million. In addition to the security sale, the decrease in the AFS portfolio was caused by the Company investing only a portion of the cash flow from its mortgage-backed securities ("MBS") portfolio in new MBS backed by adjustable rate mortgages ("ARM's") with teaser rates, with the balance used to fund loan growth.

Loans receivable were $169.4 million at June 30, 2000, an increase of $16.5 million or 10.8% over the $152.9 million at September 30, 1999. The following table shows the loan portfolio composition as of the balance sheet dates shown:



                                        June 30,                    September 30,
                                          2000                          1999
                                     --------------                 ------------
                                     (In thousands)   % of Loans   (In thousands)   % of Loans
                                                      ----------                    ----------
  Real Estate Loans
    One-to-four family                  $123,914         73.3%        $121,151           79.2%
    Multi-family and commercial            8,905          5.3            7,940            5.2
    Construction                           2,250          1.3            3,176            2.1
                                         -------        -----          -------      ---------
        Total real estate loans          135,069         79.9          132,267           86.5
 Consumer Loans                           27,456         16.2           19,729           12.9
 Commercial Loans                          6,623          3.9              994             .6
                                         -------        -----          -------      ----------
        Gross Loans                      169,148        100.0%         152,990          100.0%
                                                                                    ==========
Net deferred loan costs (fees)               248                          (76)
                                        --------                    ----------
        Total loans receivable          $169,396                    $  152,914
                                        ========                    ==========


One-to-four family real estate loans increased $2.7 million, or 2.2%, as the Company continues to promote a 15 year fixed rate mortgage product with a preferred rate for borrowers who have their monthly payments automatically deducted from a checking account with the Bank. Consumer loans increased $7.7 million or 39.1% from September 30, 1999, due principally to an increase in indirect auto loans. The Company began its indirect auto program in June 1998, and still originates only through a limited number of dealers in, or contiguous to, its market area. At June 30, 2000, the Company had $10.0 million of indirect consumer loans representing 36.4% of the consumer loan portfolio, and less than 5.9% of the Company's total loan portfolio. Commercial loans now total $6.6 million, up $5.6 million from September 30, 1999. The increase is primarily due to an increase in secured indirect lending to small businesses, and is collateralized principally by autos. At June 30, 2000, the Company had $5.0 million of indirect commercial loans representing 75.2% of its commercial loan portfolio, and approximately 3.0% of the Company's total loan portfolio.

Non-performing assets at June 30, 2000 were $494,000, or .16% of total assets, compared to the $544,000, or .16% of total assets at September 30, 1999. The table below sets forth the amounts and categories of the Company's non-performing assets.

                                               June 30,       September 30,
                                                 2000             1999
                                               ----------------------------
                                                      (In thousand)

 Non-performing loans:
    One-to-four family                            $355             $396
    Multi-family and commercial                    --               --
    Consumer                                       139              148
                                                  ----             ----
        Total non-performing loans                 494              544
                                                  ----             ----
Foreclosed assets, net:
    One-to-four family                             --               --
    Multi-family and commercial                    --               --
                                                  ----             ----
        Total foreclosed assets, net               --               --
                                                  ----             ----
        Total non-performing assets               $494             $544
                                                  ====             ====
        Total non-performing loans
           as a % of total loans                   .29%            .36%


The decrease in non-performing loans at June 30, 2000 as compared to September 30, 1999 was principally due to the foreclosure of one loan, which resulted in the Company acquiring title to the mortgaged property. The net realizable value of the property, totaling $107,000, was transferred to other real estate, and since the net realizable value exceeded the Company's carrying value, the Company recorded no loss.

The following table summarizes the activity in other real estate for the periods presented:

                                     Nine Months Ended June 30,
                                     --------------------------
                                        2000          1999
                                        ----          ----
                                          (In thousands)
Other real estate beginning of
 period                                 $ --         $  53

Transfer of loans to other real
   estate owned                          107            32

Sales of other real estate, net         (107)          (53)
                                       -----         -----
Other real estate end of period         $ --         $  32
                                       =====         =====

Additionally, at June 30, 2000, the Company had identified approximately $180,000 in loans having more than normal credit risk, substantially, all of which were secured by real estate. The Company believes that if economic and/or business conditions change in its lending area, some of these loans could become non-performing in the future.

The allowance for loan losses was $2.2 million, or 1.30%, of period end loans at June 30, 2000, and provided coverage of non-performing loans of 445.3%, compared to 1.37% and coverage of 384.7% as of September 30, 1999. The following summarizes the activity in the allowance for loan losses:

                                                  Nine Months Ended June 30,
                                                  --------------------------
                                                    2000            1999
                                                -----------      ----------
                                               (In thousands)
Allowance at beginning of the period              $ 2,093         $ 1,950
    Charge-offs                                       (77)            (68)
    Recoveries                                         34              28
                                                  -------         -------
        Net charge-offs                               (43)            (40)
    Provision for loan losses                         150             140
                                                  -------         -------
Allowance at end of the period                    $ 2,200         $ 2,050
                                                  =======         =======

Total deposits were $221.4 million at June 30, 2000, up $2.3 million, or 1.0%, from the $219.1 million at September 30, 1999. The following table shows the deposit composition as of the two dates:

                                        June 30, 2000               September 30, 1999
                               -----------------------------   -----------------------------
                               (In thousands)  % of Deposits  (In thousands)   % of Deposits
Savings                          $ 81,816            36.9%      $ 81,894            37.4%
Money market                        5,708             2.6          6,435             2.9
NOW                                16,963             7.7         14,833             6.8
Non-interest demand                 9,152             4.1          8,918             4.1
Certificates of deposits          107,800            48.7        106,984            48.8
                                 --------           -----       --------           -----
                                 $221,439           100.0%      $219,064           100.0%
                                 ========           =====       ========           =====


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

The Company's borrowings, which are with the Federal Home Loan Bank of New York ("FHLB"), were $35.0 million at June 30, 2000, down $21.1 million, or 37.6% from the $56.1 million at September 30, 1999. The decrease was principally from the Company's sale of its corporate and municipal bond portfolios, as the Company used part of the proceeds to paydown all short-term borrowings that could be repaid. In addition, the Company has an additional $5.0 million of borrowings which mature in July, and the Company expects to reduce its Federal Funds Sold and repay those as well. At June 30, 2000, the Company still had additional available credit of $21.9 million under its overnight line and $11.9 million under its one-month advance program with the FHLB.

Shareholders' equity at June 30, 2000 was $53.5 million, a decrease of $5.7 million or 9.6% from the $59.2 million at September 30, 1999. The decrease was principally caused by the after tax net loss of $4.2 million, the cost of the Company's share repurchases of $2.9 million and cash dividends paid of $1.3 million. Somewhat offsetting the decreases were the $1.8 million reduction in the Company's net unrealized loss on its AFS securities portfolio net of tax, due to the portfolio sale and the $.9 million increase in shareholders' equity due to the amortization of restricted stock awards, release of shares under the Company's ESOP, and proceeds from stock options exercises.

Shareholders' equity as a percentage of total assets was 16.9% at June 30, 2000, as compared to 17.3% at September 30, 1999. Book value per common share was $14.32 at June 30, 2000, down from $15.15 at September 30, 1999, due principally to the $7.4 million after tax security loss.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND
--------------------------------------------------------------------------------
1999
----

General
-------

For the three months ended June 30, 2000, the Company recorded a net loss of $6,459,000, a decrease of $7,558,000 compared to net income of $1,099,000 for the three month period ended June 30, 1999. Diluted loss per share was $1.96 compared to diluted earnings per share of $.28 for the three months ended June 30, 1999. Basic loss per share was $1.96 for the three month period compared to basic earnings per share of $.27 for the comparable quarter. For the three months ended June 30, 2000, weighted average common shares - basic were 3,294,197, down 510,479, or 13.4% from the comparable period, due to the Company's share repurchase programs.

Annualized return on average assets for the three months ended June 30, 2000 and 1999, was -7.63% and 1.35%, respectively, and the annualized return on average equity was -48.08% and 6.35%, respectively.

The Company's reported earnings for the quarter ended June 30, 2000, were adversely impacted by a $7.4 million after-tax securities loss taken to facilitate the pending Merger. In addition, operating earnings were adversely impacted by $163,000 in after-tax merger related transaction costs. Excluding the after-tax security loss and merger related costs, the Company's operating earnings would have been approximately $1,105,000, up .5% from the comparable period, and diluted earnings per share would have been $.33 per share, up 17.9%. Furthermore, the annualized return on average assets would have been 1.31% and return on average equity would have been 8.23%.

Net Interest Income
-------------------

Net interest income on a tax equivalent basis for the three months ended June 30, 2000, was $3.1 million, an increase of $29,000, or .9%, when compared to the three months ended June 30, 1999. The increase was principally volume related as the Company increased its average interest earning assets $18.4 million, or 5.9%, more than offsetting the increase in interest expense related to increased short-term borrowing costs due to rising interest rates, and the additional borrowings used to fund the Company's stock repurchases and average earning asset growth.

Interest income for the three months ended June 30, 2000 was $6.2 million on a tax equivalent basis, an increase of $495,000, or 8.7%, over the comparable period last year. The $18.4 million increase in the average volume of earning assets had a direct positive effect on interest income as the Company sought to leverage its excess capital. The Company also benefited from a 19 basis point increase in the yield on its average earning assets caused primarily by increases in the yield earned on its loans, securities and MBS portfolios due to higher market interest rates.

Average earning assets increased principally in the loan portfolio, which on average grew 13.7%. Loan growth was principally in 15 year fixed rate one-to-four family mortgages and the Company's indirect auto program. Yield on the average loan portfolio was 7.82%, up 15 basis points from the comparable quarter due to an increase in the percentage of higher yielding consumer and commercial loans. Consumer and commercial loans represented 18.7% of average loans, up from 12.8% in the comparable quarter.

Average MBS were $67.7 million for the three months ended June 30, 2000, down $4.6 million or 6.3% from the comparable period due principally to payments. The Company used some of the proceeds to fund higher yielding loans rather than purchase additional MBS. The average yield on MBS was 6.82%, up 36 basis points from the comparable period, as the interest rates on the Company's MBS's with underlying teaser rate ARM's purchased in prior periods continue to reset to higher rates. Management expects the average yield of these ARM's to continue to increase as they adjust to their fully indexed rate; however, the actual increase will depend upon the level of the one-year constant maturity treasury index when the rates adjust.

Average securities decreased $4.7 million, or 5.1%, as the Company sold in June 2000, its corporate and municipal bond portfolios with a book value of approximately $86.2 million. Part of the proceeds were used to paydown short-term borrowings with the remaining balance invested in lower yielding Federal Funds. The Company expects that the deleveraging of the balance sheet along with the reinvestment in Federal Funds will adversely impact its interest income, temporarily, until its merger with Troy is consummated. The average yield on the securities portfolio for the three months ended June 30, 2000, was 7.59%, an increase of 12 basis points from the comparable period, as the Company replaced securities called and/or matured with higher yielding municipal and corporate debt securities.

Interest expense for the three months ended June 30, 2000, was $3.0 million, an increase of $466,000, or 18.2%. The increase was principally due to the higher volume of average interest-bearing liabilities, as well as an increase in the Company's cost of funds. Average interest-bearing liabilities were $275.3 million, an increase of $26.9 million, or 10.8%, as the Company borrowed in order to fund its earning asset growth and the stock repurchase program. Average short-term borrowings were $44.9 million for the three months ended June 30, 2000, up $34.9 million from the comparable three-month period. The cost of funds increased 29 basis points to 4.42% as the Company's short-term borrowing costs increased 140 basis points to 6.36% due to the rising level of short-term interest rates. Somewhat offsetting the increase in short-term borrowing costs was a 2 basis point drop in the cost of average interest-bearing deposits to 3.97%. Average CD costs were essentially flat, however, the Company expects that the average cost of its CD portfolio will begin to increase due to the rising level of interest rates and competitive pressures.

The Company's net yield on average earning assets was 3.85% for the three months ended June 30, 2000, down 18 basis points compared to the same period of the prior year. The decrease was principally caused by the reduced level of no cost funding sources as the Company funded its stock repurchase program with short-term borrowings, which increased the percentage of earning assets funded by interest-bearing liabilities. For the three months ended June 30, 2000, the Company had $52.8 million of average earning assets with no funding costs, a decrease of $8.5 million, or 13.9%, from the three months ended June 30, 1999.

For more information on average balances, interest, yield and rate, please refer to Table #1, included in this report.

Provision for Loan Losses
-------------------------

The Company establishes an allowance for loan losses based on an analysis of risk factors in its loan portfolio. This analysis includes concentrations of credit, past loan loss experience, current economic conditions, amount and changes to the composition of loan portfolio, estimated fair market value of underlying collateral, delinquencies and other factors. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the current level of non-performing loans.

The provision for loan losses was $50,000 for the three months ended June 30, 2000, the same as the comparable period of the prior year despite the decrease in non-performing loans and net charge-offs due to loan growth and the change in the portfolio mix. The provision was .12% annualized of average loans in the current period compared to .13% of average loans in the prior period. The Company had net charge-offs of $13,000 or .03% of average loans for the quarter, down from the $30,000 or .08% of average loans in the comparable period. Non-performing loans were $494,000 as of June 30, 2000, or .29% of total loans, a decrease of $114,000 from June 30, 1999, when they were .41% of total loans. At June 30, 2000, the allowance for loan losses was $2,200,000, or 1.30%, of period end loans, and provided coverage of non-performing loans of 445.3% compared to 1.39% and 337.0%, respectively, as of June 30, 1999.

Non-Interest Income
-------------------

Non-interest income, excluding the loss of $11.7 million on the Company's sale of its corporate and municipal portfolios, was $284,000 for the three months ended June 30, 2000, up $25,000, or 9.7%. Service fees on deposit accounts increased $14,000, or 15.2%, as the Company continues to promote checking accounts to increase its core deposits. The Company also earned $18,000 in fees from ATM surcharges during the quarter on non-customer transactions; the Company did not charge this fee in the comparable period.

Non-Interest Expense
--------------------

Non-interest expense for the three months ended June 30, 2000, excluding the $163,000 of merger related transaction costs, was $1,613,000, an increase of $36,000, or 2.3%, over the comparable period last year. The increase was principally the cost attributable to our new branch in Oak Hill, which opened in February 2000, including promotional and start-up costs, as well as the ongoing costs of our Middleburgh office, which opened in August 1999.

Income Tax (Benefit) Expense
----------------------------

Income tax benefit for the three months ended June 30, 2000, was $3,917,000, compared to an income tax expense of $369,000 in the comparable period last year. The Company's effective tax rates for the three months ended June 30, 2000 and 1999, were -37.75% and 25.14%, respectively. The tax benefit realized on the security losses was less than the Company's statutory rate due principally to the lack of carry forward/carry back provisions in New York State franchise taxes in calendar year 2000. The tax benefit was also adversely impacted by the non-deductibility of the $163,000 in merger related transaction costs.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

General
-------

For the nine months ended June 30, 2000, the Company recorded a net loss of $4,233,000 compared to net income of $3,121,000 for the nine-month period ended June 30, 1999. The Company's reported net loss for the period was adversely impacted by the previously discussed $7.4 million in after-tax security losses and $163,000 in non-deductible merger related transaction costs. Excluding the after-tax securities loss and merger costs, operating income would have been approximately $3,331,000. Diluted loss per share was $1.27 compared to diluted earnings per share of $.80 for the nine months ended June 30, 1999. Basic loss per share was $1.27 for the nine month period compared to basic earnings per share of $.81 for the comparable nine month period. For the nine months ended June 30, 2000, weighted average common shares - basic were 3,330,443, down 500,845, or 13.1%, due to the Company's share repurchase programs.

Annualized return on average assets for the nine months ended June 30, 2000 and 1999, was -1.65% and 1.30%, respectively, and return on average equity was -10.21% and 6.19%, respectively. If you exclude the after-tax impact of the securities loss and merger costs, the annualized return on average assets would have been 1.30% and the return on average equity would have been 8.03%.

Net Interest Income
-------------------

Net interest income for the nine months ended June 30, 2000, was $9.5 million on a full tax equivalent basis, an increase of $448,000, or 4.9%, when compared to the nine months ended June 30, 1999. The increase was principally volume related as the Company increased its average earning assets $22.6 million, or 7.4%, more than offsetting the increase in interest expense from the borrowings used to fund its share repurchases and corporate owned life insurance ("COLI"). The Company funded the share repurchases, the COLI purchase and its earning asset growth, principally with borrowings and, to a lesser extent, deposit growth.

Interest income for the nine months ended June 30, 2000 was $18.5 million on a tax equivalent basis, an increase of $1,671,000, or 9.9%, over the comparable period. The $22.6 million, or 7.4%, increase in the average volume of earning assets had a positive effect on interest income as the Company sought to leverage its excess capital. Furthermore, the Company benefited from an 18 basis point increase in the yield on its average earning assets.

Average earning assets increased principally in the loan and securities portfolios, which on average grew 11.7% and 1.9%, respectively. Loan growth was principally due to the promotion of a 15-year fixed rate mortgage product, which increased volume, but had an adverse impact on the loan portfolio yield since the loans were originated at rates below the average portfolio yield. In addition, the Company had an increase of $7.6 million, or 40.4%, in its average consumer and commercial loan portfolios due to its indirect lending program. The yield on average loans increased 3 basis points as the higher yielding consumer and commercial portfolios offset the lower yield on the mortgage portfolios caused by lower market rates in late 1998 and early 1999, which resulted in higher prepayments and/or refinancing of its existing portfolio.

Average MBS were $69.5 million for the nine months ended June 30, 2000, down $8.4 million, or 10.8%, from the comparable period. The average yield on MBS was 6.74%, up 35 basis points from the comparable period, as interest rates on the Company's MBS ARM's purchased in prior periods with teaser rates continue to reset to higher rates. Management expects the average yield of these ARM's to continue to increase as they adjust to their fully indexed rate; however, the actual increase will depend upon the level of the one-year constant maturity treasury index when the rates adjust.

Average other securities increased $11.5 million, or 13.6%, as the Company purchased in 1999 longer call protected bank qualified municipals and non-callable corporate securities to increase yields and reduce reinvestment risk if rates had declined. The average yield on the other securities portfolio for the nine months ended June 30, 2000, was 7.60%, an increase of 15 basis points from the comparable period, as the Company replaced securities called or matured with higher yielding municipals.

Interest expense for the nine months ended June 30, 2000, was $9.0 million, an increase of $1,223,000, or 15.8%. The change was principally due to an increase in the average volume of interest-bearing liabilities, as well as an 8 basis point increase in the Company's cost of funds due to rising short-term borrowing costs. Average interest-bearing liabilities were $275.6 million, an increase of $32.5 million, or 13.4%, as the Company borrowed in order to fund the Company's stock repurchases, its COLI purchase and earning asset growth. Average short-term borrowings were up $35.7 million, as the Company funded its stock repurchases and its earning asset growth, as well as repaid called long-term borrowings. Average long-term borrowings were $18.1 million for the nine months ended June 30, 2000, down $6.9 million from the comparable nine-month period due to the repayment of called borrowings. In addition, the Company continues to grow its core deposits with average Now accounts up $2.7 million, or 19.1%. The Company's cost of funds increased 8 basis points to 4.34%, as rapidly rising short-term borrowing costs were somewhat offset by lower deposit costs. Average deposit costs for the nine-month period ended June 30, 2000, were down 19 basis points to 3.94%, which somewhat offset the 100 basis point rise in short-term borrowing costs due to an increase in short-term interest rates.

The Company's net yield on average earning assets was 3.86% for the nine months ended June 30, 2000, down 9 basis points compared to 3.95% for the comparable period of the prior year. The decrease was principally caused by the Company's stock repurchase program, which reduced the level of no-cost funding sources, and increased the amount of earning assets funded by average interest-bearing liabilities. For the nine months ended June 30, 2000, the Company had $53.8 million of average earning assets with no funding costs, a decrease of $9.9 million, or 15.6%, from the $63.7 million for the nine months ended June 30, 1999.

For more information on average balances, interest, yield and rate, please refer to Table #2, included in this report.

Provision for Loan Losses
-------------------------

The provision for loan losses was $150,000, or .12% annualized of average loans for the nine months ended June 30, 2000, up $10,000, or 7.1%. The increase was principally based on loan growth, as well as the change in portfolio mix, as the provision represented .13% of average loans in the comparable period.

Non-Interest Income
-------------------

Non-interest income, excluding the loss of $11.7 million on the Company's sale of its corporate and municipal bond portfolios in June 2000, was $739,000 for the nine months ended June 30, 2000, an increase of $69,000, or 10.3% from the nine months ended June 30, 1999. The increase was principally due to three-quarters of investment performance on the Company's corporate-owned life insurance in this period compared to only two quarters in the prior period. The cash surrender value increased by $130,000. Offsetting most of that increase was the $139,000 change in net security transactions other than the previously discussed Merger related sale. In the nine months ended June 30, 2000, the Company realized losses of $117,000 compared to gains of $22,000 in the comparable period. In addition, service fees on deposit accounts increased $42,000, or 15.6%, as the Company continues to promote checking related products to increase core deposits and diversify its revenues. Furthermore, the Company earned $51,000 in fees from ATM surcharges on non-customer transactions; the Company did not charge this fee in the comparable period.

Non-Interest Expense
--------------------

Non-interest expense, excluding the $163,000 of merger related transaction costs, for the nine months ended June 30, 2000 was $4,813,000, an increase of $229,000, or 5.0%, over the comparable period last year. The increase was due principally to the cost attributable to our two new branches, which opened in August 1999 and February 2000.

Salaries and employee benefits were up $117,000, or 4.4%, principally from staffing the two new offices. Advertising, as well as occupancy, equipment and supplies were all higher, principally from the new branches.

Income Tax (Benefit) Expense
----------------------------

Income tax benefit for the nine months ended June 30, 2000, was $3,309,000 as compared to an income tax expense of $1,119,000 in the comparable period last year. The Company's effective tax rates for the nine months ended June 30, 2000 and 1999, were -43.87% and 26.39%, respectively. The tax benefit realized on the security losses was less than the Company's statutory rate due principally to lack of carry forward/carry back provisions in New York State franchise taxes in calendar year 2000. The tax benefit was also adversely impacted by the non-deductibility of the $163,000 in merger related transaction costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is the ability to generate cash flows to meet present and expected future funding needs. Management monitors the Company's liquidity position on a daily basis to evaluate its ability to meet expected and unexpected depositor withdrawals and to make new loans and or investments.

The  Company's  primary  sources of funds for  operations  are its Federal Funds
Sold,   deposits,   borrowings,   principal  and  interest  payments  on  loans,
mortgage-backed securities and other securities available for sale.

Net cash provided by operating activities was $3,976,000 for the nine months ended June 30, 2000, an increase of $1,186,000 from the comparable nine month period. The increase was principally caused by the Company's sale of its corporate and municipal bond portfolios, which reduced the Company's accrued interest receivable balances.

Investing activities provided $63.4 million in the nine months ended June 30, 2000, due principally to the sale of AFS securities. Proceeds from the sale of AFS securities were $78.0 million, $74.5 million of which related to the corporate and municipal bond sale in connection with the Company's pending merger with Troy. Somewhat offsetting the cash flow from the Company's securities portfolio were the $16.6 million increase in loans, $.8 million purchase of FHLB stock and $.7 million in capital expenditures principally for the construction of a new full service branch. Financing activities used $22.3 million, as the Company paid off $11.1 million in short-term borrowings, and $10.0 million of long-term borrowings. Furthermore, the Company experienced a $2.4 million deposit increase and used $2.9 million to fund its stock repurchase program and $1.3 million to pay cash dividends. For more details concerning the Company's cash flows, see "Consolidated Statements of Cash Flows."

An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $221.4 million of deposits are a dependable source of funds due to long-term customer relationships. The Company does not currently use brokered deposits as a source of funds, and as of June 30, 2000, deposit accounts having balances in excess of $100,000 totaled $26.2 million, or 11.8%, of total deposits. The Bank is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The OTS required minimum liquidity ratio is currently 4% measured on a monthly basis and for the month of June 2000, the Bank exceeded that, maintaining an average liquidity ratio of 50.5%, primarily due to the large percentage of its assets represented by Federal Funds Sold and AFS securities.

The Company anticipates that it will have sufficient funds to meet its current commitments. At June 30, 2000, the Company had commitments to originate loans of $3.6 million. In addition, the Company had undrawn commitments of $3.9 million on home equity and other lines of credit. Certificates of deposits which are scheduled to mature in one year or less at June 30, 2000, totaled $81.7 million, and management believes that a significant portion of such deposits will remain with the Company.

Although there are no minimum capital ratio requirements for the Company, the Bank is required to maintain minimum regulatory capital ratios. The following is a summary of the Bank's actual capital amounts and ratios at June 30, 2000, compared to the OTS minimum capital requirements:

                           Actual                   Minimum
                           Amount           %        Amount          %
                           ------          ---       ------         ---
                                       (Dollars in thousands)

Tangible Capital          $44,324         14.03%     $ 4,738         1.5%
Core Capital               44,324         14.03       12,635         4.0
Risk Based Capital         46,128         30.50       11,626         8.0


At June 30, 2000, the Company had $5.7 million of available resources at the holding company level on an unconsolidated basis to use for direct activities of the Company. Furthermore, the Company has the ability to obtain dividends from the Bank to provide additional funds. However, OTS regulations require advance OTS approval before the Bank can declare a dividend if dividends paid during the two prior years plus the current period exceed net income during that same period. The Bank has already paid dividends to the Company in the past two years in excess of that amount. Therefore, OTS approval for additional dividends from the Bank to the Company would be required unless and until the passage of time and additional net income from the Bank cause cumulative dividends on a rolling basis to fall below that threshold. The Company has already applied and received approval to declare and receive dividends of $2.0 million in September 2000, as well as $1.0 million in December 2000.

Year 2000 Disclosure
--------------------

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


                   PART I - FINANCIAL INFORMATION (continued)

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Due to the Company's sale of its corporate and municipal bond portfolios discussed previously and the reinvestment of a significant portion of those proceeds in Federal Funds Sold, the Company has substantially changed its interest rate risk position since September 30, 1999. Whereas the Company's net interest income was more exposed to rising rates, prior to the portfolio sale, the Company's net interest income is now more at risk in a declining rate environment, since its assets are now more rate sensitive. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

               TABLE #1 AVERAGE BALANCES, INTEREST, YIELD AND RATE
                        -------------------------------------------

        The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments, principally on municipal securities, totaled $292,000 and $276,000 for the three-month periods ended June 30, 2000 and 1999, respectively. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.

                                                                                       THREE MONTH PERIODS ENDED
                                                                   -------------------------------------------------------------
                                                                          June 30, 2000                             June 30, 1999
                                                                   ---------------------            -----------------------------
                                                      Average                                  Average
                                                      Balance      Interest   Yield/Rate       Balance     Interest    Yield/Rate
                                                      -------      --------   ----------       -------     --------    ----------
                                                                 (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                               $166,074     $ 3,248        7.82%       $146,125      $ 2,801        7.67%
  Mortgage-backed securities                            67,664       1,153        6.82%         72,235        1,166        6.46%
  Securities                                            86,616       1,643        7.59%         91,286        1,705        7.47%
  Federal funds sold and other                           7,695         124        6.48%             49            1        8.19%
                                                    ----------     -------                  ----------     --------
  Total interest-earning assets                        328,049       6,168        7.52%        309,695        5,673        7.33%
                                                                    ------                                   ------
Allowance for loan losses                               (2,179)                                 (2,029)
Other assets, net                                       14,686                                  19,279
                                                     ---------                               ---------
  Total Assets                                        $340,556                                $326,945
                                                      ========                                ========
Interest-Bearing Liabilities
  Savings deposits                                    $ 81,094        $600        2.98%       $ 82,410         $611        2.97%
  Money market                                           5,987          46        3.09%          6,484           50        3.09%
  Now deposits                                          17,235          83        1.94%         14,613           71        1.95%
  Certificates of deposit                              107,942       1,367        5.09%        107,151        1,363        5.10%
  Short-term borrowings                                 44,928         711        6.36%         10,032          124        4.96%
  Long-term borrowings                                  15,000         198        5.31%         25,000          325        5.21%
  Escrow and other                                       3,103          22        2.85%          2,745           17        2.48%
                                                     ---------    --------                   ---------     --------
  Total interest-bearing liabilities                   275,289       3,027        4.42%        248,435        2,561        4.13%
                                                                   -------                                  -------
Non-interest bearing                                     8,693                                   8,101
Other liabilities                                        2,541                                   3,112
Shareholders' equity                                    54,033                                  67,297
                                                       -------                                 -------
  Total Equity and Liabilities                        $340,556                                $326,945
                                                      ========                                ========

  Net interest income                                               $3,141                                   $3,112
                                                                    ======                                   ======
  Net interest rate spread                                                        3.10%                                    3.20%
                                                                                  ====                                     ====
  Net yield on average interest-earning assets                                    3.85%                                    4.03%
                                                                                  ====                                     ====
 Average interest earning  assets to average
   interest bearing liabilities                        119.17%                                 124.66%
                                                       ======                                  ======

  Earning Assets/Total Assets                           96.33%                                  94.72%
                                                        =====                                   =====

                        TABLE #2  AVERAGE BALANCES, INTEREST, YIELD AND RATE
                        -----------------------------------------------------
                      The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Tax equivalent adjustments, principally on municipal securities, totaled $985,000 and $771,000 for the nine-month periods ended June 30, 2000 and 1999, respectively. All average balances are daily average balances. Non-accruing loans have been included in the table as loans receivable with interest earned recognized on a cash basis only. Securities include both the securities available for sale portfolio and the held to maturity portfolio, other than mortgage backed securities which are shown separately. Mortgage backed securities are primarily classified as available for sale. Securities available for sale are shown at amortized cost.


                                                                                        NINE MONTH PERIODS ENDED
                                                                                ---------------------------------------------------
                                                                           June 30, 2000                     June 30, 1999
                                                                      ---------------------         -------------------------------

                                                         Average                                                    Average
                                                         Balance       Interest   Yield/Rate    Balance      Interest    Yield/Rate
                                                         -------       --------   ----------    -------      --------    ----------
                                                                                  (Dollars in Thousands)
Interest-Earning Assets
  Loans receivable, net                                  $161,162        $ 9,357   7.74%        $144,225     $ 8,343       7.71%
  Mortgage-backed securities                               69,463          3,510   6.74%          77,860       3,729       6.39%
  Securities                                               96,087          5,478   7.60%          84,595       4,724       7.45%
  Federal funds sold and other                              2,652            127   6.40%              68           5       9.83%
                                                       ----------        -------              ----------    --------
  Total interest-earning assets                           329,364         18,472   7.48%         306,748      16,801       7.30%
                                                                          ------                              ------
Allowance for loan losses                                  (2,147)                                (1,996)
Other assets, net                                          15,033                                 16,440
                                                        ---------                              ---------
  Total Assets                                           $342,250                               $321,192
                                                         ========                               ========
Interest-Bearing Liabilities
  Savings deposits                                       $ 81,006         $1,807   2.98%        $ 80,024      $1,803       3.01%
  Money market                                              6,109            141   3.08%           6,258         141       3.01%
  Now deposits                                             16,491            240   1.94%          13,843         202       1.95%
  Certificates of deposit                                 107,452          4,033   5.01%         107,583       4,267       5.30%
  Short-term borrowings                                    43,850          1,968   5.99%           8,144         304       4.99%
  Long-term borrowings                                     18,113            714   5.27%          25,000         976       5.22%
  Escrow and other                                          2,575             56   2.90%           2,207          43       2.60%
                                                        ---------       --------               ---------    --------
  Total interest-bearing liabilities                      275,596          8,959   4.34%         243,059       7,736       4.26%
                                                                        --------                            --------

Non-interest bearing                                        8,662                                  7,292
Other liabilities                                           2,606                                  3,426
Shareholders' equity                                       55,386                                 67,415
                                                          -------                                -------
  Total Equity and Liabilities                           $342,250                               $321,192
                                                         ========                               ========

  Net interest income                                                     $9,513                              $9,065
                                                                          ======                              ======
  Net interest rate spread                                                         3.14%                                   3.04%
                                                                                   ====                                    ====
  Net yield on average interest-earning assets                                     3.86%                                   3.95%
                                                                                   ====                                    ====
  Average interest earning assets to average
interest bearing liabilities                              119.51%                                126.20%
                                                          ======                                 ======
  Earning Assets/Total Assets                              96.23%                                 95.50%
                                                           =====                                 ======

                         CATSKILL FINANCIAL CORPORATION
                                    FORM 10-Q

                                  JUNE 30, 2000



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

               Item 3.       Defaults on Senior Securities
                                            Not Applicable

               Item 4.       Submission of Matters to a Vote of Security Holders
                             ---------------------------------------------------
                                            None

               Item 5.       Other Information
                                            None

               Item 6.       Exhibits and Reports on Form 8-K

                (a) Exhibits
                         (10.1) Employment agreement dated April 1, 2000, by and between Catskill Savings Bank and Wilbur
                                   J. Cross
                         (11)      Computation of Net Income per Common Share
                         (27)      Financial Data Schedule

                (b) Reports on Form 8-K
                             On June 16, 2000, the Company filed a Form 8-K announcing the merger with Troy Financial Corporation. The Form 8-K was filed pursuant to "Item #5 Other Events" and did not require any financial statements, however, it did include, as exhibits, the Agreement and Plan of Merger, the
                             Stock Option Agreement and the press release announcing the merger.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CATSKILL FINANCIAL CORPORATION


Date: August 11, 2000                         /s/ Wilbur J. Cross
                                             -------------------------------
                                             Wilbur J. Cross
                                             Chairman of the Board, President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



Date: August 11, 2000                          /s/ David J. DeLuca
                                              -------------------------
                                              David J. DeLuca
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)